Form 10-Q
period 2007-03-31
LOUISIANA BANCORP INC
filed 2007-06-26
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-141465

Louisiana Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 25, 2007, no shares of the Registrant’s common stock were issued and outstanding. *

*	The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on May 14, 2007.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

BANK OF NEW ORLEANS

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(In Thousands)
ASSETS
Cash and Cash Equivalents	$4,606	$6,449
Securities Available-for-Sale, at Fair Value (Amortized Cost of $54,486 in 2007 and $56,514 in 2006)	53,902	55,691
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $58,092 in 2007 and $60,983 in 2006)	58,210	61,289
Loans, Net of Allowance for Loan Losses of $2,284 in 2007 and $2,292 in 2006)	92,975	89,266
Accrued Interest Receivable	1,195	1,259
Stock in Federal Home Loan Bank, at Cost	1,816	2,202
Premises and Equipment, Net	1,932	1,939
Other Assets	1,578	1,631

Total Assets	$216,214	$219,726

LIABILITIES AND EQUITY CAPITAL
LIABILITIES
Deposits
Noninterest-bearing	$4,397	$4,095
Interest-bearing	143,467	146,240

Total Deposits	147,864	150,335

FHLB Advances	34,138	35,242
Advance Payments by Borrowers for Taxes and Insurance	2,721	3,073
Accrued Interest Payable	459	473
Other Liabilities	1,335	1,405

Total Liabilities	186,517	190,528

COMMITMENTS AND CONTINGENCIES

EQUITY CAPITAL
Retained Earnings	30,083	29,741
Accumulated Other Comprehensive Loss	(386)	(543)

Total Equity Capital	29,697	29,198

Total Liabilities and Equity Capital	$216,214	$219,726

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(In Thousands)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,551	$1,481
Mortgage Backed Securities	1,039	1,082
Investment Securities and Interest Bearing Deposits	374	543

Total Interest and Dividend Income	2,964	3,106

INTEREST EXPENSE
Deposits	1,013	802
Advances from Federal Home Loan Bank	387	486

Total Interest Expense	1,400	1,288

NET INTEREST INCOME	1,564	1,818

(RECOVERY) FOR LOAN LOSSES	(4)	(310)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	1,568	2,128

NON-INTEREST INCOME
Customer Service Fees	96	81
Other Income	12	19

Total Non-Interest Income	108	100

NON-INTEREST EXPENSES
Salaries and Employee Benefits	696	618
Occupancy Expense	154	140
Other Expenses	325	277

Total Non-Interest Expenses	1,175	1,035

INCOME BEFORE INCOME TAX EXPENSE	501	1,193
INCOME TAX EXPENSE	159	396

NET INCOME	$342	$797

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
NET INCOME	$342	$797
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Holding Gains (Losses) Arising During the Period	157	(413)
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	—

Total Other Comprehensive Income (Loss)	157	(413)

COMPREHENSIVE INCOME (LOSS)	$499	$384

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF CHANGES IN EQUITY CAPITAL (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
	(In Thousands)
BALANCES AT DECEMBER 31, 2005	$27,718	$(806)	$26,912
Net Income – Three Months Ended March 31, 2006	797	—	797
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	(413)	(413)

Balances At March 31, 2006	$28,515	$(1,219)	$27,296

BALANCES AT DECEMBER 31, 2006	29,741	(543)	29,198
Net Income – Three Months Ended March 31, 2007	342	—	342
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	157	157

Balances at March 31, 2007	$30,083	$(386)	$29,697

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$342	$797

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	63	66
(Recovery) Provision for Loan Losses	(4)	(310)
Discount Accretion Net of Premium Amortization	44	109
Gain on Sale of Loans	(4)	(12)
Decrease (Increase) in Accrued Interest Receivable	64	245
(Increase) Decrease in Other Assets	(27)	423
(Decrease) Increase in Accrued Interest Payable	(15)	24
Increase (Decrease) in Other Liabilities	(70)	(167)

Net Cash Provided by Operating Activities	393	1,175

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities Available-for-Sale	—	(7,792)
Purchase of Securities Held-to-Maturity	—	(8,844)
Proceeds from Maturities of Securities Available-for-Sale	1,967	2,255
Proceeds from Maturities of Securities Held-to-Maturity	3,095	2,663
Net (Increase) Decrease in Loans Receivable	(4,375)	3,903
Proceeds from Sales of Loans Held for Investing	674	1,205
Purchase of Property and Equipment	(56)	(95)
Net Decrease (Increase) in Investment in Federal Home Loan Bank Stock	386	(31)

Net Cash Provided by (used in) Investing Activities	1,691	(6,736)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Deposits	(2,471)	4,796
(Decrease) Increase in Advances by Borrowers for Taxes and Insurance	(352)	352
Decrease in Advances from Federal Home Loan Bank, Net	(1,104)	(1,818)

Net Cash (Used in) Provided by Financing Activities	(3,927)	3,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,843)	(2,231)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,449	17,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,606	$15,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$1,415	$1,264

Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Louisiana Bancorp, Inc., a Louisiana Corporation (the “Company” or “Louisiana Bancorp”), was organized by the Bank of New Orleans (the “Bank”) in March 2007 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”). The Conversion is expected to be consummated in July 2007, at which time the Company will become the holding company for the Bank, with the Company owning all of the to-be issued and outstanding shares of the Bank’s common stock, and shares of the Company’s common stock will be issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on March 21, 2007 (File No. 333-141465), which was declared effective by the SEC on May 14, 2007. The registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2007, is not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF OPERATIONS

The Bank is a Federal mutual savings bank which attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences and other properties.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s activities are with customers located within the greater New Orleans area in Louisiana. Note B discusses the types of securities in which the Bank invests. Note C discusses the types of lending in which the Bank engages. The Bank does not have any significant concentrations in any one industry or to any one customer.

CASH AND CASH EQUIVALENTS

For the purposes of the Statements of Cash Flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENT SECURITIES

Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Available-for-sale securities are stated at market value, with unrealized gains and losses, net of income taxes, reported as a separate component of accumulated other comprehensive income until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security.

Securities designated as held-to-maturity are stated at cost adjusted for amortization of the related premiums and accretion of discounts, using the interest method. The Bank has the positive intent and ability to hold these securities to maturity.

The Bank held no trading securities as of March 31, 2007 or December 31, 2006.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Bank grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sales agreements. A substantial portion of the loan portfolio is represented by mortgage loans throughout the greater New Orleans area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans are reported at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on non-accrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for loan losses. Generally, any payments received on non-accrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s impaired loans include troubled debt restructuring, and performing and non-performing major loans in which full payment of principal or interest is not expected. The Bank calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Subsequent to Hurricane Katrina, the Bank deferred loan payments for certain loans for the months of September, October and November 2005. Interest continued to accrue at the contract rate, and unpaid interest for these months was added to the customer’s balance and re-amortized through the loan’s maturity. For loans which were performing prior to Katrina, the deferral period was not considered in measuring delinquency and performing status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Bank may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.

LOANS HELD-FOR-SALE

Loans held-for-sale include originated mortgage loans intended for sale in the secondary market, which are carried at the lower of cost or estimated market value. Loans held-for-sale are identified at the time of origination, in accordance with the Bank’s interest rate risk strategy. In addition, the Bank occasionally sells loans that it originates, but can not hold, due to regulatory limitations on loans to one borrower, concentrations of credit in a particular property type or industry.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Bank’s agreement with SLMA, these loans are transferred to the held-for-sale category and are sold, once the student has gone into repayment status.

LOAN FEES, LOAN COSTS, DISCOUNTS AND PREMIUMS

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the interest method over the contractual life of the loan.

Discounts received in connection with mortgage loans purchased are amortized to income over the term of the loan using the interest method. Premiums on purchased loans are amortized over the term of the loan using the interest method.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost, less accumulated depreciation. The Bank computes depreciation and amortization generally on the straight-line method for both financial reporting and Federal income tax purposes. Estimated useful lives of premises and equipment range as follows:

Buildings	20 –40 Years
Furniture, Fixtures and Equipment	3 – 10 Years
Automobiles	5 Years

REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, less estimated cost to sell, at the date of foreclosure and any related write-down is charged to the allowance for loan losses. Management periodically performs valuations, and an allowance for losses will be established when any significant and permanent decline reduces the fair value to less than the carrying value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Bank’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition are included in the accompanying statements of income.

INCOME TAXES

Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

ADVERTISING COSTS

The Bank expenses advertising costs as incurred. Advertising costs were $31,716 and $20,383 for the three months ended March 31, 2007 and 2006, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE EARNINGS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive earnings.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and deferred taxes.

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$1,030	$26	$—	$1,056
FNMA	24,229	18	(536)	23,711
FHLMC	7,543	—	(135)	7,408

	32,802	44	(671)	32,175
U.S. Government and Agency Obligations	21,684	68	(25)	21,727

	$54,486	$112	$(696)	$53,902

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$1,087	$27	$—	$1,114
FNMA	25,762	16	(689)	25,089
FHLMC	7,983	—	(171)	7,812

	34,832	43	(860)	34,015
U.S. Government and Agency Obligations	21,682	45	(51)	21,676

	$56,514	$88	$(911)	$55,691

NOTE B – SECURITIES (Continued)

A summary of securities classified as held-to-maturity at March 31, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$2,306	$55	$(2)	$2,359
FNMA	38,321	165	(378)	38,108
FHLMC	13,872	38	(95)	13,815

	54,499	258	(475)	54,282

U.S. Government and Agency Obligations	264	—	—	264
Municipal Obligations
Revenue Bonds	550	19	—	569
General Obligation Bonds	2,897	80	—	2,977

	3,447	99	—	3,546

	$58,210	$357	$(475)	$58,092

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$2,460	$55	$(5)	$2,510
FNMA	40,569	153	(502)	40,220
FHLMC	14,516	33	(149)	14,400

	57,545	241	(656)	57,130

U.S. Government and Agency Obligations	298	—	—	298
Municipal Obligations
Revenue Bonds	550	21	—	571
General Obligation Bond	2,896	88	—	2,984

	3,446	109	—	3,555

	$61,289	$350	$(656)	$60,983

NOTE B – SECURITIES (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2007, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$4,446	$4,394	$8	$9
One to Five Years	28,659	28,470	3,670	3,773
Five to Ten Years	14,261	14,043	11,073	10,996
Over Ten Years	7,120	6,995	43,459	43,314

	$54,486	$53,902	$58,210	$58,092

Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2007
Mortgage-Backed Securities
FNMA	$—	$—	$536	$22,113
FHLMC	—	—	135	7,407
U.S. Government and Agency Obligations	5	1,803	21	1,979

Total	$5	$1,803	$692	$31,499

December 31, 2006
Mortgage-Backed Securities
FNMA	$—	$—	$690	$23,375
FHLMC	—	—	170	7,813
U.S. Government and Agency Obligations	21	8,775	30	1,970

Total	$21	$8,775	$890	$33,158

NOTE B – SECURITIES (Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$2	$242
FNMA	38	7,050	340	20,491
FHLMC	9	4,714	86	4,669

	$47	$11,764	$428	$25,402

December 31, 2006
Mortgage-Backed Securities
GNMA	$—	$—	$5	$452
FNMA	57	7,429	446	22,049
FHLMC	27	7,540	122	4,910

	$84	$14,969	$573	$27,411

The unrealized losses on the Bank’s investments were caused by interest rate increases. The Bank purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank did not consider these investments to be other-than-temporarily impaired at March 31, 2007 and December 31, 2006.

NOTE C – LOANS

A summary of the balances of loans follows:

	March 31, 2007	December 31, 2006
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$45,033	$45,594
Multi-Family Residential, Commercial and Land	37,762	33,995

Total Real Estate Loans	82,795	79,589

Consumer and Other Loans:
Student Loans	2,751	2,654
Loans Secured by Deposits	395	520
Home Equity Loans and Lines	9,048	8,514
Other	644	671

Total Consumer and Other Loans	12,838	12,359

Less:
Allowance for Loan Losses	(2,284)	(2,292)
Net Deferred Loan Origination Costs	(374)	(390)

Loans, Net	$92,975	$89,266

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	(In Thousands)
Balance, Beginning of Period	$2,292	$2,760
(Recovery) Provision for Losses	(4)	(458)
Loans Charged-off	(4)	(10)

Balance, End of Period	$2,284	$2,292

Nonaccrual loans amounted to approximately $934,000 and $875,000 at March 31, 2007 and December 31, 2006, respectively. Renegotiated loans for which interest rates have been reduced amounted to approximately $336 and $2,000 at March 31, 2007 and December 31, 2006, respectively. The effect of the interest not recorded on these loans under their original terms did not have a significant effect on net earnings in the 2007 or 2006 periods. The Bank has no commitments to lend additional funds to these borrowers.

NOTE D – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of

NOTE D – REGULATORY MATTERS (Continued)

the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of March 31, 2007 and December 31, 2006, the Bank met all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at March 31, 2007 and December 31, 2006, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2007
Tangible Capital	$30,083	13.89%	$3,249	1.50%	N/A	N/A
Tangible Equity Ratio	30,083	13.89	4,332	2.00	N/A	N/A
Core/Leverage Capital	30,083	13.89	6,498	3.00	$10,830	5.00%
Tier 1 Risk-Based Capital	29,905	32.18	3,717	4.00	5,576	6.00
Total Risk-Based Capital	$31,072	33.44%	$7,434	8.00%	$9,293	10.00%

December 31, 2006
Tangible Capital	$29,741	13.51%	$3,302	1.50%	N/A	N/A
Tangible Equity Ratio	29,741	13.51	4,403	2.00	N/A	N/A
Core/Leverage Capital	29,741	13.51	6,605	3.00	$11,008	5.00%
Tier 1 Risk-Based Capital	29,563	32.80	3,605	4.00	5,408	6.00
Total Risk-Based Capital	$30,695	34.06%	$7,210	8.00%	$9,013	10.00%

NOTE D – REGULATORY MATTERS (Continued)

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	March 31, 2007	December 31, 2006
	(In Thousands)
Capital Under GAAP	$29,697	$29,198
Unrealized Losses on Available-for-Sale Securities	386	543

Tier 1 Capital	30,083	29,741
Allowance for Loan Losses(1)	1,167	1,132
Recourse Obligations	(178)	(178)

Total-Risk Based Capital	$31,072	$30,695

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At March 31, 2007, $443,000 of the Bank’s allowance for loan losses was excluded from total risk-based capital.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

General

The Company was formed by the Bank in connection with the Bank’s Conversion and has not yet commenced operations. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the Conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

In reviewing and understanding financial information for Bank of New Orleans, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note A of the notes to our financial statements. The accounting and financial reporting policies of Bank of New Orleans conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets amount to $216.2 million at March 31, 2007 compared to $219.7 million at December 31, 2006. The primary reasons for the $3.5 million, or 1.5%, decrease in assets during the first quarter of 2007 were reductions in cash and cash equivalents and mortgage-backed securities which were partially offset by an increase in net loans receivable. Our cash and cash equivalents declined by $1.8 million, or 28.5%, to $4.6 million at March 31, 2007 compared to $6.4 million at December 31, 2006. Our cash position was reduced primarily as a result of both depositors withdrawing deposits of insurance proceeds and utilizing such funds for construction and repair, relocation costs and other purposes as well as our deployment of cash into new loan originations. Our held-to-maturity mortgage-backed securities portfolio declined by $3.0 million in the first quarter of 2007, due to normal amortization, and our available-for-sale portfolio declined by $1.8 million in the quarter, also due to normal amortization. Our net loans receivable amounted to $93.0 million at March 31, 2007, a $3.7 million, or 4.1%, increase over net loans at December 31, 2006. The increase in net loans receivable in the first quarter of 2007 was due primarily to our purchase of a $3.0 million participation interest in a construction/commercial real estate loan for an office park located in Lafayette, Louisiana. In addition, our loan growth during the first quarter of 2007 reflects our increased emphasis on loan growth and recent marketing efforts.

Our total deposits amounted to $147.9 million at March 31, 2007, a $2.5 million, or 1.6%, decrease compared to December 31, 2006. Again, we attribute the reduction in total deposits primarily to customers withdrawing and utilizing insurance proceeds for construction and repair of properties damaged by Hurricane Katrina, relocation costs and other uses. Our equity capital amounted to $29.7 million at March 31, 2007, an increase of $499,000, or 1.7%, over December 31, 2006. The primary reasons for the increase in equity capital was the $342,000 in net income during the quarter as well as a $157,000 improvement in our accumulated other comprehensive loss.

Comparison of Our Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Our net income was $342,000 for the quarter ended March 31, 2007 compared to $797,000 in net income during the quarter ended March 31, 2006. The primary reason for the difference was a $310,000 recovery of our allowance for loan losses in the first quarter of 2006 compared to a $4,000 recovery in the first quarter of 2007. In both periods such recoveries were due primarily to reversals of the allowance level established after Hurricane Katrina as loans were repaid upon the receipt of insurance proceeds or the sale of the underlying property securing the loan. Our net interest income declined by $254,000 in the first quarter of 2007 compared to the first quarter of 2006. The reduction in net interest income reflects the effects of margin compression as well as a lower average amount of interest-earning assets in the 2007 period. Our average interest rate spread and net interest margin were 2.49% and 2.97% respectively, for the quarter ended March 31, 2007 compared to 2.72% and 3.06%, respectively, for the quarter end March 31, 2006.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$92,898	$1,551	6.68%	$88,905	$1,481	6.66%
Mortgage-backed securities	88,185	1,039	4.71	99,737	1,082	4.34
Investment securities	25,417	312	4.91	27,772	300	4.32
Other interest-earning assets	4,445	62	5.58	21,013	243	4.63

Total interest-earning assets	210,945	2,964	5.62%	237,427	3,106	5.23%

Non-interest-earning assets	6,558			7,406

Total assets	217,503			244,833

Interest-bearing liabilities:
Passbook, checking and money market accounts	47,048	49	0.42%	61,214	60	0.39%
Certificate accounts	96,996	964	3.98	94,647	742	3.14

Total deposits	144,044	1,013	2.81	155,861	802	2.06
FHLB advances	34,835	387	4.44	49,065	486	3.96

Total interest-bearing liabilities	178,879	1,400	3.13	204,926	1,288	2.51

Non-interest-bearing liabilities	9,110			12,587

Total liabilities	187,989			217,513
Stockholders’ Equity	29,514			27,320

Total liabilities and Stockholders’ Equity	$217,503			$244,833

Net interest-earning assets	$32,066			$32,501

Net interest income; average interest rate spread		$1,564	2.49%		$1,818	2.72%

Net interest margin(2)			2.97%			3.06%

Average interest-earning assets to average interest-bearing liabilities			117.93%			115.86%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Our total interest income was $3.0 million in the first quarter of 2007 compared to $3.1 million in the first quarter of 2006, a decrease of $142,000 or 4.6%. The average balance of our interest-earning assets decreased by $26.5 million, or 11.2%, in the first quarter of 2007 compared to the first quarter of 2006, while the average yield earned increased 39 basis points to 5.62% in the 2007 period.

Interest Expense. Our total interest expense was $1.4 million in the quarter ended March 31, 2007 compared to $1.3 million in the quarter ended March 31, 2006, an increase of $112,000 or 8.7%. The average balance of our interest-bearing liabilities declined by $26.0 million, or 12.7%, quarter over quarter, primarily reflecting a reduction in the unusually high average level of deposits in the first quarter of 2006, primarily reflecting the receipt of insurance proceeds by our customers. The average rate paid on interest-bearing liabilities increased by 62 basis points to 3.13% in the quarter ended March 31, 2007 compared to the first quarter of 2006. The increase in interest expense primarily reflects increases in market rates of interest as well as an outflow of certain lower costing deposits received after Hurricane Katrina.

Provision (Recovery) for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management.

As previously indicated, we had a $4,000 recovery for loans losses in the quarter ended March 31, 2007 compared to a $310,000 recovery in the quarter ended March 31, 2006. Our total non-performing assets amounted to $268,000 at March 31, 2007 compared to $640,000 at March 31, 2006. We charged off $4,000 and $7,000, respectively, of loans in the first quarter of 2007 and 2006. In both the 2007 and 2006 periods the amounts charged-off related solely to single-family residential mortgage loans.

Non-interest Income and Non-Interest Expense. Our non-interest income was relatively stable, and amounted to $108,000 for the first quarter of 2007 compared to $100,000 in the first quarter of 2006. Non-interest expense increased by $140,000, or 13.5%, to $1.2 million in the first quarter of 2007. Such increase in non-interest expenses primarily reflects an increase in compensation and benefit expense.

Income Tax Expense. Our income tax expense amounted to $159,000 for the first quarter of 2007 compared to $396,000 in the first quarter of 2006. The difference was due primarily to the higher amount of pre-tax income in the 2006 period.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2007, our cash and cash equivalents amounted to $4.6 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $53.9 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2007, we had certificates of deposit maturing within the next 12 months amounting to $70.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2007, the average balance of our outstanding FHLB advances was $34.8 million. At March 31, 2007, we had $34.1 million in outstanding FHLB advances and we had $113.9 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.

The following table summarizes our contractual cash obligations at March 31, 2007.

		Payments Due By Period
	Total	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$96,762	$70,829	$17,093	$8,840	$—

FHLB advances	34,138	12,349	16,538	5,251	—
Total long-term debt
Operating lease obligations	339	57	95	62	125

Total contractual obligations	$131,239	$83,235	$33,726	$14,153	$125

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of Bank of New Orleans presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s prospectus dated May 14, 2007. There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s equity since December 31, 2006.

Item 4T - Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A - Risk Factors.

See “Risk Factors” at pages 13-18 in the prospectus included in the Company’s registration statement on Form S-1 (File No. 333-141465), which is incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters to be reported under this item.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a)	List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Conversion*
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.*
3.2	Bylaws of Louisiana Bancorp, Inc.*
4.0	Form of Stock Certificate of Louisiana Bancorp, Inc.*
10.1	Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*
10.2	Supplement Executive Retirement Plan with John LeBlanc*
10.3	Directors Deferred Compensation Plan*
10.4	Form of Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*
10.5	Form of Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*

10.6	Form of Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*
10.7	Form of Employment Agreement between Bank of New Orleans and John LeBlanc*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

Date: June 25, 2007	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer