Form 10-Q
period 2007-06-30
LOUISIANA BANCORP INC
filed 2007-08-10
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2007, there were 6,345,732 shares of the Registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

BANK OF NEW ORLEANS

BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited) (In Thousands)
Cash and Cash Equivalents	$56,578	$6,449
Securities Available-for-Sale, at Fair Value (Amortized Cost of $52,053 in 2007 and $56,514 in 2006)	51,161	55,691
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $53,807 in 2007 and $60,983 in 2006)	54,725	61,289
Loans, Net of Allowance for Loan Losses of $2,191 in 2007 and $2,292 in 2006	96,872	89,266
Accrued Interest Receivable	1,286	1,259
Stock in Federal Home Loan Bank, at Cost	1,841	2,202
Premises and Equipment, Net	1,934	1,939
Other Assets	1,731	1,631

Total Assets	$266,128	$219,726

LIABILITIES AND EQUITY CAPITAL
LIABILITIES
Deposits
Noninterest-bearing	$3,857	$4,095
Interest-bearing	199,943	146,240

Total Deposits	203,800	150,335
FHLB Advances	27,859	35,242
Advance Payments by Borrowers for Taxes and Insurance	2,838	3,073
Accrued Interest Payable	540	473
Other Liabilities	1,188	1,405

Total Liabilities	236,225	190,528

COMMITMENTS AND CONTINGENCIES
EQUITY CAPITAL
Retained Earnings	30,492	29,741
Accumulated Other Comprehensive Loss	(589)	(543)

Total Equity Capital	29,903	29,198

Total Liabilities and Equity Capital	$266,128	$219,726

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,620	$1,437	$3,170	$2,918
Mortgage Backed Securities	981	1,165	2,023	2,249
Investment Securities and Interest Bearing Deposits	495	491	867	1,032

Total Interest and Dividend Income	3,096	3,093	6,060	6,199

INTEREST EXPENSE
Deposits	1,061	860	2,074	1,662
Advances from Federal Home Loan Bank	360	429	747	915

Total Interest Expense	1,421	1,289	2,821	2,577

NET INTEREST INCOME	1,675	1,804	3,239	3,622

(RECOVERY) FOR LOAN LOSSES	(56)	(63)	(60)	(373)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	1,731	1,867	3,299	3,995

NON-INTEREST INCOME
Customer Service Fees	70	55	138	100
Net (Loss) on Sales of Securities	(20)	—	(20)	—
Other Income	39	56	79	111

Total Non-Interest Income	89	111	197	211

NON-INTEREST EXPENSES
Salaries and Employee Benefits	751	705	1,496	1,372
Occupancy Expense	265	255	515	479
Other Expenses	200	173	380	317

Total Non-Interest Expenses	1,216	1,133	2,391	2,168

INCOME BEFORE INCOME TAX EXPENSE	604	845	1,105	2,038
INCOME TAX EXPENSE	195	276	354	672

NET INCOME	$409	$569	$751	$1,366

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(In Thousands)
NET INCOME	$751	$1,366
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Holding Gains (Losses) Arising During the Period	(66)	(528)
Reclassification Adjustment for Losses (Gains) Included in Net Income	20	—

Total Other Comprehensive Income (Loss)	(46)	(528)

COMPREHENSIVE INCOME (LOSS)	$705	$838

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF CHANGES IN EQUITY CAPITAL (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
	(In Thousands)
BALANCES AT DECEMBER 31, 2005	$27,718	$(806)	$26,912
Net Income – Six Months Ended June 30, 2006	1,366		1,366
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes		(528)	(528)

Balances At June 30, 2006	$29,084	$(1,334)	$27,750

BALANCES AT DECEMBER 31, 2006	29,741	(543)	29,198
Net Income – Six Months Ended June 30, 2007	751		751
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes		(46)	(46)

Balances at June 30, 2007	$30,492	$(589)	$29,903

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$751	$1,366

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	123	131
Recovery for Loan Losses	(60)	(373)
Discount Accretion Net of Premium Amortization	83	179
Gain on Insurance Settlement	—	—
Deferred Income Tax Expense (Benefit)	—	—
Loss on Sale of Securities	20	—
Gain on Sale of Loans	(9)	(23)
Originations of Loans Held-for-Sale	(264)	—
Proceeds from Sales of Loans Held-for-Sale	267	—
(Increase) Decrease in Accrued Interest Receivable	(27)	359
(Increase) Decrease in Other Assets	(76)	226
Increase in Accrued Interest Payable	68	40
Decrease in Other Liabilities	(218)	(39)

Net Cash Provided by Operating Activities	658	1,866

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities Available-for-Sale	(1,999)	(7,793)
Purchase of Securities Held-to-Maturity	—	(13,939)
Proceeds from Maturities of Securities Available-for-Sale	4,342	4,546
Proceeds from Maturities of Securities Held-to-Maturity	6,599	5,777
Proceeds from Sales of Securities Available-for-Sale	1,980	—
Net (Increase) Decrease in Loans Receivable	(8,534)	4,027
Proceeds from Sales of Loans Held for Investing	993	3,084
Purchase of Property and Equipment	(118)	(132)
Net Decrease in Investment in Federal Home Loan Bank Stock	361	279

Net Cash Provided by (used in) Investing Activities	3,624	(4,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	53,465	(227)
Decrease in Advances by Borrowers for Taxes and Insurance	(235)	(765)
Decrease in Advances from Federal Home Loan Bank, Net	(7,383)	(8,778)

Net Cash Provided by (Used in) Financing Activities	45,847	(9,770)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,129	(12,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,449	17,967

CASH AND CASH EQUIVALENTS, END OF QUARTER	$56,578	$5,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Quarter for:
Interest	$1,339	$1,273

Income Taxes	$266	$—

The accompanying notes are an integral part of these financial statements.

BANK OF NEW ORLEANS

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Louisiana Bancorp, Inc., a Louisiana Corporation (the “Company” or “Louisiana Bancorp”), was organized by the Bank of New Orleans (the “Bank”) in March 2007 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”). The Conversion was completed on July 9, 2007, at which time the Company became the holding company for the Bank and issued 6,345,732 shares of its common stock to certain depositors of the Bank and the Company’s employee stock ownership plan in a subscription offering. The Company is now the Bank’s parent holding company and holds all of the issued and outstanding shares of capital stock of the Bank. At June 30, 2007, the registrant was in organization, had engaged in no operations and had not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Bank held no trading securities as of June 30, 2007 or December 31, 2006.

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

Buildings	20 – 40 Years
Furniture, Fixtures and Equipment	3 – 10 Years
Automobiles	5 Years

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

ADVERTISING COSTS

The Bank expenses advertising costs as incurred. Advertising costs were $95,850 and $77,023 for the six months ended June 30, 2007 and 2006, respectively.

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

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$992	$17	$—	$1,009
FNMA	22,418	13	(708)	21,723
FHLMC	6,958	—	(144)	6,814

	30,368	30	(852)	29,546
U.S. Government and Agency Obligations	21,685	—	(70)	21,615

	$52,053	$30	$(922)	$51,161

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$1,087	$27	$—	$1,114
FNMA	25,762	16	(689)	25,089
FHLMC	7,983	—	(171)	7,812

	34,832	43	(860)	34,015
U.S. Government and Agency Obligations	21,682	45	(51)	21,676

	$56,514	$88	$(911)	$55,691

NOTE B – SECURITIES (Continued)

A summary of securities classified as held-to-maturity at June 30, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
Mortgage-Backed Securities
GNMA	$2,065	$51	$(1)	$2,115
FNMA	36,005	78	(808)	35,275
FHLMC	13,207	8	(309)	12,906

	51,277	137	(1,118)	50,296

U.S. Government and Agency Obligations	—	—	—	—
Municipal Obligations
Revenue Bonds	550	12	—	562
General Obligation Bonds	2,898	51	—	2,949

	3,448	63	—	3,511

	$54,725	$200	$(1,118)	$53,807

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
Mortgage-Backed Securities
GNMA	$2,460	$55	$(5)	$2,510
FNMA	40,569	153	(502)	40,220
FHLMC	14,516	33	(149)	14,400

	57,545	241	(656)	57,130

U.S. Government and Agency Obligations	298	—	—	298
Municipal Obligations
Revenue Bonds	550	21	—	571
General Obligation Bond	2,896	88	—	2,984

	3,446	109	—	3,555

	$61,289	$350	$(656)	$60,983

NOTE B – SECURITIES (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2007, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$3,634	$3,590	$9	$9
One to Five Years	19,820	19,756	3,618	3,684
Five to Ten Years	21,855	21,294	10,246	10,103
Over Ten Years	6,744	6,521	40,852	40,011

	$52,053	$51,161	$54,725	$53,807

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2007
Mortgage-Backed Securities
FNMA	$—	$—	$708	$20,381
FHLMC	—	—	144	6,814

	—	—	852	27,195

U.S. Government and Agency Obligations	70	21,615	—	—

Total	$70	$21,615	$852	$27,195

December 31, 2006
Mortgage-Backed Securities
FNMA	$—	$—	$690	$23,375
FHLMC	—	—	170	7,813

	—	—	860	31,188

U.S. Government and Agency Obligations	21	8,775	30	1,970

Total	$21	$8,775	$890	$33,158

NOTE B – SECURITIES (Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$1	$203
FNMA	214	10,560	594	18,874
FHLMC	151	8,068	158	4,382

	$365	$18,628	$753	$23,459

December 31, 2006
Mortgage-Backed Securities
GNMA	$—	$—	$5	$452
FNMA	57	7,429	446	22,049
FHLMC	27	7,540	122	4,910

	$84	$14,969	$573	$27,411

The unrealized losses on the Bank’s investments were caused by interest rate increases. The Bank purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank did not consider these investments to be other-than-temporarily impaired at June 30, 2007 and December 31, 2006.

NOTE C – LOANS

A summary of the balances of loans follows:

	June 30, 2007	December 31, 2006
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$45,860	$45,594
Multi-Family Residential, Commercial and Land	40,372	33,995

Total Real Estate Loans	86,232	79,589

Consumer and Other Loans:
Student Loans	2,521	2,654
Loans Secured by Deposits	386	520
Home Equity Loans and Lines	9,209	8,514
Other	1,093	671

Total Consumer and Other Loans	13,209	12,359

Less:
Allowance for Loan Losses	(2,191)	(2,292)
Net Deferred Loan Origination Costs	(378)	(390)

Loans, Net	$96,872	$89,266

An analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(In Thousands)
Balance, Beginning of Period	$2,292	$2,760
(Recovery) Provision for Losses	(60)	(458)
Loans Charged-off	(41)	(10)

Balance, End of Period	$2,191	$2,292

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $187,000 and $184,000 at June 30, 2007 and December 31, 2006, respectively. Renegotiated loans for which interest rates have been reduced amounted to zero and approximately $2,000 at June 30, 2007 and December 31, 2006, respectively. The effect of the interest not recorded on these loans under their original terms did not have a significant effect on net earnings in the 2007 or 2006 periods. The Bank has no commitments to lend additional funds to these borrowers.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of June 30, 2007 and December 31, 2006, the Bank met all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at June 30, 2007 and December 31, 2006, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2007
Tangible Capital	$30,492	11.43%	$4,001	1.50%	N/A	N/A
Tangible Equity Ratio	30,492	11.43	5,334	2.00	N/A	N/A
Core/Leverage Capital	30,492	11.43	8,002	3.00	$13,336	5.00%
Tier 1 Risk-Based Capital	30,314	28.92	4,193	4.00	6,290	6.00
Total Risk-Based Capital	$31,628	30.17%	$8,386	8.00%	$10,483	10.00%

December 31, 2006
Tangible Capital	$29,741	13.51%	$3,302	1.50%	N/A	N/A
Tangible Equity Ratio	29,741	13.51	4,403	2.00	N/A	N/A
Core/Leverage Capital	29,741	13.51	6,605	3.00	$11,008	5.00%
Tier 1 Risk-Based Capital	29,563	32.80	3,605	4.00	5,408	6.00
Total Risk-Based Capital	$30,695	34.06%	$7,210	8.00%	$9,013	10.00%

NOTE D – REGULATORY MATTERS (Continued)

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	June 30, 2007	December 31, 2006
	(In Thousands)
Capital Under GAAP	$29,903	$29,198
Unrealized Losses on Available-for-Sale Securities	589	543

Tier 1 Capital	30,492	29,741
Allowance for Loan Losses(1)	1,314	1,132
Recourse Obligations	(178)	(178)

Total-Risk Based Capital	$31,628	$30,695

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At June 30, 2007, $301,000 of the Bank’s allowance for loan losses was excluded from total risk-based capital.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The Company was formed by the Bank in connection with the Bank’s Conversion and, as of June 30, 2007, had not yet commenced operations. The Company commenced operations as the parent holding company for the Bank on July 9, 2007 upon consummation of the Conversion. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which now is a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Our total assets amounted to $266.1 million at June 30, 2007 compared to $219.7 million at December 31, 2006. The primary reasons for the $46.4 million, or 21.1%, increase in assets during the first six months of 2007 were increases in cash and cash equivalents and net loans receivable which were partially offset by decreases in investment and mortgage-backed securities. Our cash and cash equivalents increased by $50.1 million to $56.6 million at June 30, 2007 compared to $6.4 million at December 31, 2006. Our cash position increased primarily due to funds received in the Company’s initial public offering. Our net loans receivable amounted to $96.9 million at June 30, 2007, a $7.6 million, or 8.5%, increase over net loans at December 31, 2006. The increase in net loans receivable in the first half of 2007 was due primarily to our purchase of a $3.0 million participation interest in a construction/commercial real estate loan for an office park located in

Lafayette, Louisiana. In addition, our loan growth during the first six months of 2007 reflects our increased emphasis on loan growth and recent marketing efforts. Our available-for-sale securities portfolio declined by $4.5 million in the first six months of 2007 while our held-to-maturity securities declined by $6.6 million during the period. In both cases, the reductions in the securities portfolios were due primarily to normal amortization.

Our total deposits amounted to $203.8 million at June 30, 2007, a $53.5 million, or 35.6%, increase compared to December 31, 2006. The increase in total deposits at June 30, 2007 compared to December 31, 2006 was due primarily to funds received by the Bank in the subscription offering for the Conversion. Our equity capital amounted to $29.9 million at June 30, 2007, an increase of $705,000, or 2.4%, over December 31, 2006. The reason for the increase in equity capital was the $751,000 in net income during the period.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2007 and 2006

General. Our net income was $409,000 for the quarter ended June 30, 2007 compared to $569,000 in net income during the quarter ended June 30, 2006. The primary reason for the $160,000 difference was a $129,000 decrease in net interest income and an $83,000 increase in non-interest expense. The decrease in net interest income in the second quarter of 2007 compared to the second quarter of 2006 primarily reflects compression of the Bank’s net interest spread and margin as a result of the current yield curve. Our average interest rate spread and net interest margin were 2.56% and 2.98%, respectively, for the quarter ended June 30, 2007 compared to 2.80% and 3.16%, respectively, for the quarter ended June 30, 2006.

The Bank’s net income for the six months ended June 30, 2007 was $751,000 compared to $1.4 million for the first six months of 2006. Net interest income declined by $383,000 in the 2007 six-month period compared to the prior period. In addition, the amount of the Bank’s recovery of its allowance for loan losses was $60,000 for the first six months of 2007 compared to $373,000 during the first six months of 2006, a difference of $313,000. In both periods, such recoveries were due primarily to reversals of the allowance level established after Hurricane Katrina as loans were repaid upon the receipt of insurance proceeds or the sale of the underlying property securing the loan. Non-interest expense for the first six months of 2007 increased by $223,000 from the 2006 period. This increase is attributed to a regional increase in employment expense in the post-Katrina environment, which has elevated the demand for available employees.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$95,289	$1,620	6.80%	$85,934	$1,437	6.69%
Mortgage-backed securities	82,818	981	4.74	101,249	1,165	4.60
Investment securities	25,102	311	4.96	31,157	363	4.66
Other interest-earning assets	21,419	184	3.44	9,814	128	5.22

Total interest-earning assets	224,628	3,096	5.51%	228,154	3,093	5.42%

Non-interest-earning assets	7,023			7,273

Total assets	231,651			235,427

Interest-bearing liabilities:
Passbook, checking and money market accounts	65,143	63	0.39%	58,532	60	0.41%
Certificate accounts	97,217	998	4.11	94,992	800	3.37

Total deposits	162,360	1,061	2.61	153,524	860	2.24
FHLB advances	30,635	360	4.70	43,438	429	3.95

Total interest-bearing liabilities	192,995	1,421	2.95	196,962	1,289	2.62

Non-interest-bearing liabilities	8,842			10,806

Total liabilities	201,837			207,768
Stockholders’ Equity	29,814			27,659

Total liabilities and Stockholders’ Equity	$231,651			$235,427

Net interest-earning assets	$31,633			$31,192

Net interest income; average interest rate spread		$1,675	2.56%		$1,804	2.80%

Net interest margin(2)			2.98%			3.16%

Average interest-earning assets to average interest-bearing liabilities			116.39%			115.84%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$94,093	$3,170	6.74%	$87,420	$2,918	6.68%
Mortgage-backed securities	85,501	2,023	4.73	100,493	2,249	4.48
Investment securities	25,260	621	4.92	29,465	661	4.49
Other interest-earning assets	12,932	246	3.80	15,414	371	4.81

Total interest-earning assets	217,786	6,060	5.57%	232,792	6,199	5.33%

Non-interest-earning assets	6,790			7,339

Total assets	224,576			240,131

Interest-bearing liabilities:
Passbook, checking and money market accounts	56,095	112	0.40%	59,873	120	0.40%
Certificate accounts	97,106	1,962	4.04	94,820	1,542	3.25

Total deposits	153,201	2,074	2.71	154,693	1,662	2.15
FHLB advances	32,735	747	4.56	46,252	915	3.96

Total interest-bearing liabilities	185,936	2,821	3.03	200,945	2,577	2.56

Non-interest-bearing liabilities	8,976			11,696

Total liabilities	194,912			212,641
Stockholders’ Equity	29,664			27,490

Total liabilities and Stockholders’ Equity	$224,576			$240,131

Net interest-earning assets	$31,850			$31,847

Net interest income; average interest rate spread		$3,239	2.54%		$3,622	2.77%

Net interest margin(2)			2.97%			3.11%

Average interest-earning assets to average interest-bearing liabilities			117.13%			115.85%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. The Bank’s total interest income amounted to $3.1 million in the quarters ended June 30, 2007 and 2006. Increases in interest earned on loans receivable in the second quarter of 2007 were offset by reductions in interest from our mortgage-backed securities during the period. The average balance of our net loan portfolio increased by $9.4 million, or 10.9%, in the quarter ended June 30, 2007 over the second quarter of 2006 and the average yield earned on our net loans increased by 11 basis points to 6.80% during the three months ended June 30, 2007 compared to 6.69% during the three months ended June 30, 2006. The average balances of our mortgage-backed and investment securities portfolios decreased by 18.2% and 19.4%, respectively, in the second quarter of 2007 compared to the second quarter of 2006. The reductions in mortgage-backed and investment securities during the 2007 period were due primarily to normal amortization. However, during the quarter ended June 30, 2007 we sold an aggregate of $2.0 million of relatively lower yielding investment securities and reinvested the proceeds in securities with a higher yield.

For the six months ended June 30, 2007, the Bank’s total interest income was $6.1 million compared to $6.2 million of interest income in the six months ended June 30, 2006. The primary reason for the $139,000, or 2.2%, decrease in interest income in the first six months of 2007 compared to the first six months of 2006 were the lower average balances of mortgage-backed and investment securities.

Interest Expense. The Bank’s total interest expense was $1.4 million in the quarter ended June 30, 2007 compared to $1.3 million in the quarter ended June 30, 2006, an increase of $132,000 or 10.2%. The increase in interest expense during the 2007 period was due to an $8.8 million, or 5.8%, increase in the average balance of deposits as well as a 37 basis point increase in the average rate paid on deposits. The increase in the average balance of the Bank’s deposits during the second quarter of 2007 was due primarily to funds received in the subscription offering for the Company’s common stock conducted as a result of the Bank’s Conversion. The increase in the average rates paid on deposits reflects both increases in market rates of interest as well as an outflow of certain lower costing deposits received in the aftermath of Hurricane Katrina.

For the six-months ended June 30, 2007, the Bank’s total interest expense was $2.8 million, a $244,000 or 9.5% increase over total interest expense of $2.6 million for the first six months of 2006. For the first six months of 2007 compared to the first six months of 2006, the increase in interest expense was due to a 47 basis point increase in the average rate paid on interest-yielding liabilities which more than offset a 1.0% decrease in the average balance of total deposits and a 29.2% decrease in the average balance of FHLB advances.

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

The Bank had a $56,000 recovery for loans losses in the quarter ended June 30, 2007 compared to a $63,000 recovery in the quarter ended June 30, 2006. Our total non-performing assets amounted to $187,000 at June 30, 2007 compared to $119,000 at June 30, 2006. We charged off $41,000 and $7,000, respectively, of loans in the six months ending June 30, 2007 and 2006. In both the 2007 and 2006 periods the amounts charged-off related solely to single-family residential mortgage loans. For the first six months of 2007, the Bank’s recovery for loan losses amounted to $60,000 compared to $373,000 for the first six months of 2006. The amount of such recoveries during these periods primarily was due to the amounts of repayments received on loans with respect to which the Bank had established an allowance subsequent to Hurricane Katrina.

Non-interest Income. The Bank’s non-interest income was $89,000 for the quarter ended June 30, 2007 compared to $111,000 for the quarter ended June 30, 2006. The primary reason for the $22,000 decrease in non-interest income in the 2007 period was a $20,000 loss recognized on the sale of certain available for sale investment securities during the quarter. For the six-months ended June 30, 2007, non-interest income amounted to $197,000 compared to $211,000 for the first six months of 2006. Again, the primary reason for the difference was the $20,000 loss recognized on the sale of investment securities.

Non-interest Expense. Non-interest expense amounted to $1.2 million for the quarter ended June 30, 2007 compared to $1.1 million in the quarter ended June 30, 2006, an increase of $83,000 or 7.3%. The increase in non-interest expense during the 2007 period was due primarily to a $46,000 increase in salary and employee benefit expenses, primarily reflecting increased wages necessitated in order to hire and retain personnel in light of the demand for employees in the greater New Orleans market area. In addition, occupancy expense increased by $10,000 during the second quarter of 2007 compared to the second quarter of 2006 due primarily to normal maintenance expenses incurred with respect to the Bank’s main office.

For the first six months of 2007 compared to the first six months of 2006, total non-interest expense increased by $223,000, or 10.3%, to $2.4 million. Again, the primary reason for the increase was higher salary and benefit expense in the 2007 period.

Income Tax Expense. Our income tax expense amounted to $195,000 for the second quarter of 2007 compared to $276,000 in the second quarter of 2006. Income tax expense amounted to $354,000 and $672,000, respectively, for the six months ended June 30, 2007 and 2006. The differences were due primarily to the higher amounts of pre-tax income in the 2006 periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2007, our cash and cash equivalents amounted to $56.6 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $51.2 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2007, we had certificates of deposit maturing within the next 12 months amounting to $72.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2007, the average balance of our outstanding FHLB advances was $30.6 million. At June 30, 2007, we had $27.9 million in outstanding FHLB advances and we had $114.8 million in additional FHLB advances available to us.

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

The following table summarizes our contractual cash obligations at June 30, 2007.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$97,750	$72,627	$17,325	$7,798	$—

FHLB advances	27,859	7,935	14,565	4,916	443

Total long-term debt	125,609	80,562	31,890	12,714	443
Operating lease obligations	325	57	89	62	117

Total contractual obligations	$125,934	$80,619	$31,979	$12,776	$560

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4T – Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A – Risk Factors.

See “Risk Factors” at pages 13-18 in the prospectus included in the Company’s registration statement on Form S-1 (File No. 333-141465), which is incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) The Company’s initial public offering of securities, which was registered on a Form S-1 (which was effective on May 14, 2007) filed under the Securities Act of 1933, as amended (SEC File No. 333-141465), was consummated on July 9, 2007, concurrent with the Bank’s reorganization from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Upon completion of the Conversion and the offering, all of the Bank’s stock is owned by the Company, and all of the Company’s stock is, in turn, owned by the public. In connection with the Conversion and offering, the Company sold 6,345,732 shares of its common stock at a price of $10.00 per share, raising $63,457,320 of gross proceeds.

Sandler O’Neill & Partners, LP (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a management fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by the officers, directors, or employees (or members of their immediate family) of the Bank or the Company or qualified and non-qualified employee benefit plans of the Bank or Company, for which no fee was to be paid.

Expenses related to the offering were approximately $1.5 million, including the fees and expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $62.0 million. As a result of completion of the offering, 6,345,732 shares of the Company’s common stock are outstanding as of July 31, 2007.

Fifty percent of the net proceeds of the offering, or $31.0 million, were contributed by the Company to Bank of New Orleans in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Bank made a loan to the Bank’s employee stock ownership plan (“ESOP”) in the amount of $5.1 million which the ESOP used to purchase 507,659 shares of the Company’s common stock.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

The Company’s common stock is quoted on the Nasdaq Global Market under the trading symbol “LABC”.

(c) Not applicable.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

(a) List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Conversion*

3.1	Articles of Incorporation of Louisiana Bancorp, Inc.*

3.2	Bylaws of Louisiana Bancorp, Inc.*

4.0	Form of Stock Certificate of Louisiana Bancorp, Inc.*

10.1	Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*

10.2	Supplement Executive Retirement Plan with John LeBlanc*

10.3	Directors Deferred Compensation Plan*

10.4	Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III**

10.5	Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III**

10.6	Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc**

10.7	Employment Agreement between Bank of New Orleans and John LeBlanc**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
**	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of July 9, 2007 (File No. 001-33573).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

Date: August 10, 2007	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer