Form 10-Q
period 2007-09-30
LOUISIANA BANCORP INC
filed 2007-11-14
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573

Louisiana Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2007, there were 6,345,732 shares of the Registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Cash and Due from Banks	$3,109	$2,244
Short-term Interest-bearing Deposits in other Banks	11,335	1,581

Total Cash and Cash Equivalents	14,444	3,825
Certificates of Deposit	1,704	2,624
Securities Available-for-Sale, at Fair Value
(Amortized Cost of $73,848 in 2007 and $56,514 in 2006)	73,656	55,691
Securities Held-to-Maturity, at Amortized Cost
(Estimated Fair Value of $73,794 in 2007 and $60,983 in 2006)	73,956	61,289
Loans, Net of Allowance for Loan Losses of $2,133 in 2007 and $2,292 in 2006	90,723	89,266
Accrued Interest Receivable	1,469	1,259
Stock in Federal Home Loan Bank, at Cost	1,355	2,202
Premises and Equipment, Net	1,911	1,939
Other Assets	1,237	1,631

Total Assets	$260,455	$219,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$3,336	$4,095
Interest-bearing	139,530	146,240

Total Deposits	142,866	150,335
FHLB Advances	25,423	35,242
Advance Payments by Borrowers for Taxes and Insurance	2,053	3,073
Accrued Interest Payable	512	473
Other Liabilities	1,287	1,405

Total Liabilities	$172,141	$190,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 6,345,732 shares issued and outstanding at September 30, 2007 and none issued or outstanding at December 31, 2006	$63	—
Additional Paid-in-Capital	62,063	—
Unearned Compensation (ESOP)	(5,077)	—
Retained Earnings	31,392	29,741
Accumulated Other Comprehensive Loss	(127)	(543)

Total Shareholders’ Equity	88,314	29,198

Total Liabilities and Shareholders’ Equity	$260,455	$219,726

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,633	$1,445	$4,803	$4,363
Mortgage Backed Securities	1,047	1,159	3,070	3,408
Investment Securities	445	372	1,066	1,033
Other Interest Bearing Deposits	527	71	773	442

Total Interest and Dividend Income	3,652	3,047	9,712	9,246

INTEREST EXPENSE
Deposits	1,044	913	3,118	2,575
Advances from Federal Home Loan Bank	304	435	1,051	1,350

Total Interest Expense	1,348	1,348	4,169	3,925

NET INTEREST INCOME	2,304	1,699	5,543	5,321

(RECOVERY) FOR LOAN LOSSES	(75)	(213)	(135)	(586)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	2,379	1,912	5,678	5,907

NON-INTEREST INCOME
Customer Service Fees	111	64	249	164
Net (Loss) on Sales of Securities	—	(92)	(20)	(92)
Other Income	36	196	115	307

Total Non-Interest Income	147	168	344	379

NON-INTEREST EXPENSES
Salaries and Employee Benefits	753	686	2,249	2,058
Occupancy Expense	237	251	752	730
Other Expenses	189	154	569	471

Total Non-Interest Expenses	1,179	1,091	3,570	3,259

INCOME BEFORE INCOME TAX EXPENSE	1,347	989	2,452	3,027
INCOME TAX EXPENSE	447	324	801	996

NET INCOME	$900	$665	$1,651	$2,031

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2007	2006
NET INCOME	$1,651	$2,031
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized Holding Gains Arising During the Period	396	98
Reclassification Adjustment for Losses Included in Net Income	20	92

Total Other Comprehensive Income	416	190

COMPREHENSIVE INCOME	$2,067	$2,221

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2005	—	—	—	$27,718	$(806)	$26,912
Net Income – Nine Months Ended September 30, 2006				2,031		2,031
Other Comprehensive Gains, Net of Applicable Deferred Income Taxes	—	—	—	—	190	190

Balances At September 30, 2006	—	—	—	$29,749	$(616)	$29,133

BALANCES AT DECEMBER 31, 2006				29,741	(543)	29,198
Net Income – Nine Months Ended September 30, 2007				1,651		1,651
Other Comprehensive Gains, Net of Applicable Deferred Income Taxes					416	416
Issuance of Common Stock for Initial Public Offering net of expenses of $1.3 million	63	62,063				62,126
Stock Purchased for ESOP			(5,077)			(5,077)

Balances at September 30, 2007	$63	$62,063	$(5,077)	$31,392	$(127)	$88,314

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,651	$2,031

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	183	194
Recovery for Loan Losses	(135)	(585)
Discount Accretion Net of Premium Amortization	101	235
Loss on Sale of Securities	20	92
Gain on Sale of Loans	(19)	(34)
Originations of Loans Held-for-Sale	(653)	—
Proceeds from Sales of Loans Held-for-Sale	666	—
(Increase) Decrease in Accrued Interest Receivable	(210)	299
Decrease in Other Assets	180	431
Increase in Accrued Interest Payable	38	82
Decrease in Other Liabilities	(119)	(192)

Net Cash Provided by Operating Activities	$1,703	$2,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	$(615)	(842)
Purchase of Securities Available-for-Sale	(26,055)	(13,824)
Purchase of Securities Held-to-Maturity	(22,153)	(13,939)
Proceeds from Maturities of Certificates of Deposits	1,535	495
Proceeds from Maturities of Securities Available-for-Sale	6,556	7,208
Proceeds from Maturities of Securities Held-to-Maturity	9,550	8,805
Proceeds from Sales of Securities Available-for-Sale	1,980	5,907
Net (Increase) Decrease in Loans Receivable	(2,696)	1,308
Proceeds from Sales of Loans Held for Investing	1,381	4,355
Purchase of Property and Equipment	(156)	(133)
Net Decrease in Investment in Federal Home Loan Bank Stock	847	635

Net Cash Used in Investing Activities	$(29,826)	$(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits	(7,468)	(4,803)
Decrease in Advances by Borrowers for Taxes and Insurance	(1,020)	(1,007)
Decrease in Advances from Federal Home Loan Bank, Net	(9,819)	(9,085)
Net Proceeds from Common Stock Offering	62,126
Stock Purchased for ESOP	(5,077)

Net Cash Provided by (Used in) Financing Activities	$38,742	$(14,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,619	(12,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,825	15,690

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,444	$3,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$4,131	$3,842
Income Taxes	$455	$531

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF OPERATIONS

The Bank is a Federal stock form savings bank which attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences and other properties, as well as those for other consumer needs.

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

CASH AND CASH EQUIVALENTS

For the purposes of the Statements of Cash Flows, cash and cash equivalents include cash and balances due from banks, short-term interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, all of which were purchased with an original maturity of three months or less.

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

The Bank held no trading securities as of September 30, 2007 or December 31, 2006.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Bank grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sale agreements. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties located throughout the greater New Orleans area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

LOANS HELD-FOR-SALE

Loans held-for-sale include originated mortgage loans intended for sale in the secondary market, which are carried at the lower of cost or estimated market value. Loans held-for-sale are identified at the time of origination, in accordance with the Bank’s interest rate risk strategy. In addition, the Bank occasionally sells loans that it originates, but cannot hold, due to regulatory limitations on loans to one borrower, concentrations of credit in a particular property type or industry.

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

ADVERTISING COSTS

The Bank expenses advertising costs as incurred. Advertising costs were $151,000 and $120,000 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE EARNINGS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheets, such items, along with net earnings, are components of comprehensive earnings.

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

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$39,635	$202	$—	$39,837

Mortgage-Backed Securities
GNMA	915	$21	—	936
FNMA	22,864	36	(388)	22,512
FHLMC	10,434	19	(82)	10,371

Total Mortgage-Backed Securities	34,213	76	(470)	33,819

Total Securities Available-for-Sale	$73,848	$278	$(470)	$73,656

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$21,682	$45	$(51)	$21,676

Mortgage-Backed Securities
GNMA	1,087	$27	—	1,114
FNMA	25,762	16	(689)	25,089
FHLMC	7,983	—	(171)	7,812

Total Mortgage-Backed Securities	34,832	43	(860)	34,015

Total Securities Available-for-Sale	$56,514	$88	$(911)	$55,691

NOTE B – SECURITIES (Continued)

A summary of securities classified as held-to-maturity at September 30, 2007 and December 31, 2006, with gross unrealized gains and losses, is as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$6,496	$26	$—	$6,522
Municipal Obligations
Revenue Bonds	550	17	—	567
General Obligation Bonds	2,899	71	—	2,970

Total Municipal Obligations	3,449	88	—	3,537

Mortgage-Backed Securities
GNMA	1,901	52	(1)	1,952
FNMA	41,712	178	(414)	41,476
FHLMC	20,398	68	(159)	20,307

Total Mortgage-Backed Securities	64,011	298	(574)	63,735

Total Securities-Held-to-Maturity	$73,956	$412	$(574)	$73,794

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$298	$—	$—	$298
Municipal Obligations
Revenue Bonds	550	21	—	571
General Obligation Bond	2,896	88	—	2,984

Total Municipal Obligations	3,446	109	—	3,555

Mortgage-Backed Securities
GNMA	2,460	55	(5)	2,510
FNMA	40,569	153	(502)	40,220
FHLMC	14,516	33	(149)	14,400

Total Mortgage-Backed Securities	57,545	241	(656)	57,130

Total Securities-Held-to-Maturity	$61,289	$350	$(656)	$60,983

NOTE B – SECURITIES (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2007, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$17,175	$17,170	$17	$17
One to Five Years	23,804	23,921	10,072	10,190
Five to Ten Years	22,368	22,179	12,523	12,512
Over Ten Years	10,501	10,386	51,344	51,075

	$73,848	$73,656	$73,956	$73,794

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2007
U.S. Government and Agency Obligations	$—	$—	$—	$—

Mortgage-Backed Securities
FNMA	—	—	388	19,278
FHLMC	—	—	82	6,223

Total Mortgage-Backed Securities	—	—	470	25,501

Total	$—	$—	$470	$25,501

December 31, 2006
U.S. Government and Agency Obligations	$21	$8,775	$30	$1,970

Mortgage-Backed Securities
FNMA	—	—	690	23,375
FHLMC	—	—	170	7,813

Total Mortgage-Backed Securities	—	—	860	31,188

Total	$21	$8,775	$890	$33,158

NOTE B – SECURITIES (Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$1	$170
FNMA	89	6,671	325	18,054
FHLMC	61	9,593	98	4,156

Total	$150	$16,264	$424	$22,380

December 31, 2006
Mortgage-Backed Securities
GNMA	$—	$—	$5	$452
FNMA	57	7,429	446	22,049
FHLMC	27	7,540	122	4,910

Total	$84	$14,969	$573	$27,411

The unrealized losses on the Bank’s investments were caused by interest rate increases. The Bank purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank did not consider these investments to be other-than-temporarily impaired at September 30, 2007 or December 31, 2006.

NOTE C – LOANS

A summary of the balances of loans follows:

	September 30, 2007	December 31, 2006
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$44,685	$45,594
Multi-Family Residential, Commercial and Land	36,072	33,995

Total Real Estate Loans	80,757	79,589

Consumer and Other Loans:
Student Loans	2,647	2,654
Loans Secured by Deposits	500	520
Home Equity Loans and Lines	8,071	8,514
Other	1,222	671

Total Consumer and Other Loans	12,440	12,359

Less:
Allowance for Loan Losses	(2,133)	(2,292)
Net Deferred Loan Origination Costs	(341)	(390)

Loans, Net	$90,723	$89,266

An analysis of the allowance for loan losses is as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(In Thousands)
Balance, Beginning of Period	$2,292	$2,760
Reduction of Provision for Losses	(135)	(458)
Loans Charged-off, net of recoveries	(24)	(10)

Balance, End of Period	$2,133	$2,292

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $235,000 and $184,000 at September 30, 2007 and December 31, 2006, respectively. Renegotiated loans for which interest rates have been reduced amounted to zero and approximately $2,000 at September 30, 2007 and December 31, 2006, respectively. The effect of the interest not recorded on these loans under their original terms did not have a significant effect on net income in the 2007 or 2006 periods. The Bank has no commitments to lend additional funds to these borrowers.

NOTE D – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of

NOTE D – REGULATORY MATTERS (Continued)

the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of September 30, 2007 and December 31, 2006, the Bank met all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at September 30, 2007 and December 31, 2006, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2007
Tangible Capital	$57,152	24.10%	$3,558	1.50%	N/A	N/A
Tangible Equity Ratio	57,152	24.10	4,744	2.00	N/A	N/A
Core/Leverage Capital	57,152	24.10	7,116	3.00	$11,859	5.00%
Tier 1 Risk-Based Capital	56,974	60.55	3,764	4.00	5,645	6.00
Total Risk-Based Capital	$58,156	61.81%	$7,527	8.00%	$9,409	10.00%

December 31, 2006
Tangible Capital	$29,741	13.51%	$3,302	1.50%	N/A	N/A
Tangible Equity Ratio	29,741	13.51	4,403	2.00	N/A	N/A
Core/Leverage Capital	29,741	13.51	6,605	3.00	$11,008	5.00%
Tier 1 Risk-Based Capital	29,563	32.80	3,605	4.00	5,408	6.00
Total Risk-Based Capital	$30,695	34.06%	$7,210	8.00%	$9,013	10.00%

NOTE D – REGULATORY MATTERS (Continued)

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	September 30, 2007	December 31, 2006
	(In Thousands)
Capital Under GAAP	$56,978	$29,198
Unrealized Losses on Available-for-Sale Securities	174	543

Tier 1 Capital	57,152	29,741
Allowance for Loan Losses(1)	1,182	1,132
Recourse Obligations	(178)	(178)

Total-Risk Based Capital	$58,156	$30,695

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At September 30, 2007, $429,000 of the Bank’s allowance for loan losses was excluded from total risk-based capital.

NOTE E – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Bank established an employee stock ownership plan (“ESOP”) that will provide retirement benefits to all eligible employees of Bank of New Orleans. On July 9, 2007, the ESOP borrowed $5,076,590 from Company and used these funds to purchase 8%, or 507,659 shares, of the shares sold in the Company’s offering. As the loan is repaid and shares are released from collateral, the shares will be allocated to the ESOP participants based on their individual compensation as a percentage of total plan compensation. The Bank will recognize compensation expense equal to the fair value of the ESOP shares committed to be released during the period.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note A of the notes to our financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Our total assets at September 30, 2007 were $260.5 million, an increase of $40.8 million from the December 31, 2006 balance of $219.7 million. During this period, cash and cash equivalents, investment securities and mortgage-backed securities increased by $41.3 million in the aggregate. This increase is attributed to the investment of most of the net proceeds from our stock offering into short and intermediate term investments. Our net loans receivable increased during the nine-month period by $1.5 million, despite the receipt of three significant loan payoffs during the third quarter. During the quarter ended September 30, 2007, three loans secured by nonresidential real estate with an aggregate balance of $7.3 million were repaid. Our investment in the stock of the Federal Home Loan Bank of Dallas was $1.4 million at September 30, 2007, a decrease of $847,000 from the December 31, 2006 balance of $2.2 million. This decrease in our investment in FHLB stock is the result of mandatory repurchases of capital stock required by the FHLB of Dallas’ capital management plan.

Total deposits decreased by $7.4 million, or 5.0% during the first nine months of 2007. Non-interest bearing deposits declined by $0.7 million, while interest-bearing deposits declined by $6.7 million. A significant portion of this decline is directly attributable to the withdrawal of $4.9 million of deposits to purchase stock in the Company’s initial public offering. The remaining decrease in total deposits is the result of the continued outflow of short-term deposits that were received following Hurricane Katrina, due to our customers utilizing deposits made upon receipt of insurance settlements received for storm-related damages, as well as increased competition in the local market for those short-term deposits. Our borrowings from the FHLB were $25.4 million as of September 30, 2007, a 27.9% decrease from the December 31, 2006 balance of $35.2 million. Total shareholders’ equity increased by $59.1 million to $88.3 million as of September 30, 2007. The Company raised $62.1 million of capital in its July 2007 public offering, of which $5.1 million has been reserved for distribution by the Company’s Employee Stock Ownership Plan. Net income of $1.7 million for the nine month period ended September 30, 2007, and an increase of $416,000 in other comprehensive income account for the remaining increase in shareholders’ equity.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2007 and 2006

General. The Company’s net income for the quarter ended September 30, 2007 was $900,000, an increase of $235,000, or 35.3%, from the third quarter of 2006. The increase in net income for the third quarter of 2007 is attributed to an increase in net interest income due to investment of the net proceeds generated by the Company’s recently completed stock offering. Interest income and net interest income increased during the quarter by approximately $600,000, to $3.7 million and $2.3 million, respectively. Interest expense held constant during the quarter at $1.3 million. During the third quarter, the Company’s net interest spread, the difference between interest income and interest expense, declined by 13 basis points. The net interest spread for the third quarter of 2007 was 2.50% compared to 2.63% during the third quarter of 2006. However, the net interest margin, the ratio of net interest spread to average interest-earning assets, increased by 57 basis points from the 2006 period. The net interest margin for the quarter ended September 30, 2007 was 3.62% compared to 3.05% for the quarter ending September 30, 2006. The rise in net interest margin reflects the impact the additional capital raised in the public offering had as a non-interest bearing funding source.

For the nine month period ended September 30, 2007, the Company reported net income of $1.7 million, a decrease of $380,000, or 18.7%, from the comparable 2006 period. The primary reason for the decrease in net income during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was a lower level of recoveries from the allowance for loan losses in the 2007 period, as well as an increase in non-interest expense in 2007 due to increased salary and benefit costs and other non-interest expenses. The Company reported recoveries of the $135,000 for the first nine months of 2007 compared to recoveries of $586,000 for the first nine months of 2006. The recoveries for both periods are related to the reversal of loss allowances established immediately following Hurricane Katrina. The Company records recoveries as the result of loans repaid from insurance proceeds or the sale of the underlying collateral. The Company anticipates the recoveries will continue at a decreasing rate for several quarters. Non-interest expense was $3.6 million for the nine month period ended September 30, 2007, an increase of $311,000 or 9.5%. This increase was primarily due to a regional increase in employment expenses in the post-Katrina environment, which has heightened demand for available employees.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$90,897	$1,633	7.19%	$87,226	$1,445	6.63%
Mortgage-backed securities	90,254	1,047	4.64	98,595	1,159	4.70
Investment securities	38,029	445	4.68	31,360	372	4.74
Other interest-earning assets	35,222	527	5.98	5,864	71	4.84

Total interest-earning assets	254,402	3,652	5.74	223,045	3,047	5.46

Non-interest-earning assets	7,224			6,745

Total assets	261,626			229,790

Interest-bearing liabilities:
Passbook, checking and money market accounts	46,193	54	0.47	53,635	56	0.42
Certificate accounts	93,815	990	4.22	94,825	857	3.62

Total deposits	140,008	1,044	2.98	148,460	913	2.46
FHLB advances	26,235	304	4.64	42,328	435	4.11

Total interest-bearing liabilities	166,243	1,348	3.24%	190,788	1,348	2.83%

Non-interest-bearing liabilities	7,455			10,265

Total liabilities	173,698			201,053
Stockholders’ Equity	87,928			28,737

Total liabilities and Stockholders’ Equity	$261,626			$229,790

Net interest-earning assets	$88,159			$32,257

Net interest income; average interest rate spread		$2,304	2.50%		$1,699	2.63%

Net interest margin(2)			3.62%			3.05%

Average interest-earning assets to average interest-bearing liabilities			153.03%			116.91%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$93,028	$4,803	6.88%	$87,355	$4,363	6.66%
Mortgage-backed securities	87,086	3,070	4.70	99,860	3,408	4.55
Investment securities	29,516	1,066	4.82	30,097	1,033	4.58
Other interest-earning assets	20,362	773	5.06	12,231	442	4.82

Total interest-earning assets	229,992	9,712	5.63	229,543	9,246	5.37

Non-interest-earning assets	6,935			7,141

Total assets	236,927			236,684

Interest-bearing liabilities:
Passbook, checking and money market accounts	52,794	166	0.42	57,794	176	0.41
Certificate accounts	96,011	2,952	4.10	94,822	2,399	3.37

Total deposits	148,805	3,118	2.79	152,616	2,575	2.25
FHLB advances	30,568	1,051	4.58	44,944	1,350	4.00

Total interest-bearing liabilities	179,373	4,169	3.10	197,560	3,925	2.65

Non-interest-bearing liabilities	8,469			11,219

Total liabilities	187,842			208,779
Stockholders’ Equity	49,085			27,905

Total liabilities and Stockholders’ Equity	$236,927			$236,684

Net interest-earning assets	$50,619			$31,983

Net interest income; average interest rate spread		$5,543	2.53%		$5,321	2.72%

Net interest margin(2)			3.21%			3.09%

Average interest-earning assets to average interest-bearing liabilities			128.22%			116.19%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Interest income was $3.7 million for the third quarter of 2007, and $3.0 million for the third quarter of 2006. The average balance of our net loan portfolio increased by $3.7 million, or 4.2% in the quarter ended September 30, 2007, in comparison to the average balance of the net loan portfolio during the quarter ended September 30, 2006. The average yield on our net loan portfolio increased by 56 basis points during the third quarter of 2007, in comparison to the third quarter of 2006. The primary reason for this significant increase was a higher interest rate on the loans originated during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The average balance of our mortgage-backed securities declined by $8.3 million, or 8.5% during the period ended September 30, 2007, as compared to the quarter ended September 30, 2006. The average balance in our investment securities and other interest-earnings assets increased $6.7 million and $29.4 million respectively, in the third quarter of 2007 compared to the third quarter of 2006. These increases were due primarily to the investment of the proceeds of the Company’s stock offering into short and intermediate term investment securities and interest-bearing deposits in other banks.

For the nine months ended September 30, 2007, the Bank’s interest income was $9.7 million compared to $9.2 million for the nine months ended September 30, 2006. The primary reason for this increase was an increase in the average balance of our net loans receivable. The average balance of our net loans receivable for the first nine months of 2007 was $93.0 million, an increase of $5.6 million from the average balance for the first nine months of 2006, which was $87.4 million. Interest income on loans receivable for the first nine months of 2007 was $4.8 million, which is an increase of $440,000, or 10.1% from the interest income on loans for the first nine months of 2006, which was $4.4 million.

Interest Expense. The Bank’s total interest expense was $1.3 million for the third quarter of both 2007 and 2006. However, the average rate paid on interest-bearing liabilities increased to 3.24% during the 2007 period, compared to 2.83% in the third quarter of 2006. For the nine-month period ended September 30, 2007, interest expense increased by $244,000 to $4.2 million compared to the nine months ended September 30, 2006. The average rate paid on interest-bearing liabilities increased by 45 basis points in the first nine months of 2007 compared to the same period of 2006. The increases in the average rates paid on interest-bearing liabilities in the quarter and nine months ended September 30, 2007 was due to the increased cost of deposits, resulting from an increased market rate of interest, and the maturity of certain lower costing FHLB advances.

Interest paid on deposits during the third quarter of 2007 was $1.0 million, an increase of $131,000 from the third quarter of 2006. The average rate of interest paid on deposits during the third quarter of 2007 was 2.98% on an average balance of $140.0 million. The average rate of interest paid on deposits during the third quarter of 2006 was 2.46% on an average balance of $148.5 million. The average rate of interest paid on FHLB advances during the third quarter of 2007 was 4.64% on an average balance of $26.2 million. The average rate of interest paid on FHLB advances during the third quarter of 2006 was 4.11% on an average balance of $42.3 million.

On a year-to-date basis for the 2007 period, interest paid on deposits was $3.1 million, an increase of $543,000 from the comparable 2006 period. The average rate of interest paid on deposits during the first nine months of 2007 was 2.79% on an average balance of $148.8 million. The average rate of interest paid on deposits during the first nine months of 2006 was 2.25% on an average balance of $152.6 million. The average balance of FHLB advances for the first nine months of 2007 was $30.6 million, a $14.3 million decrease from the average balance of $44.9 million for the first nine months of 2006. During the first nine months of 2007, the average rate paid on FHLB advances increased to 4.58%, from 4.00% during the comparable 2006 period.

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

We had a $75,000 recovery for loans losses in the quarter ended September 30, 2007 compared to a $213,000 recovery in the quarter ended September 30, 2006. Our total non-performing assets amounted to $235,000 at September 30, 2007 compared to $63,000 at September 30, 2006. We charged off $41,000 and $10,000, respectively, of loans in the nine months ending September 30, 2007 and 2006. In both the 2007 and

2006 periods the amounts charged-off related primarily to single-family residential mortgage loans. For the first nine months of 2007, the Company’s recovery for loan losses amounted to $135,000 compared to $586,000 for the first nine months of 2006. The amount of such recoveries during these periods primarily was due to the amounts of repayments received on loans with respect to which the Bank previously had established an allowance subsequent to Hurricane Katrina.

Non-interest Income. Our non-interest income was $147,000 for the quarter ended September 30, 2007 compared to $168,000 for the quarter ended September 30, 2006. For the nine-months ended September 30, 2007, non-interest income amounted to $344,000 compared to $379,000 for the first nine months of 2006.

Non-interest Expense. Non-interest expense amounted to $1.2 million for the quarter ended September 30, 2007 compared to $1.1 million in the quarter ended September 30, 2006, an increase of $88,000 or 8.1%. The increase in non-interest expense during the 2007 period was due primarily to a $67,000 increase in salary and employee benefit expenses, primarily reflecting increased wages necessitated in order to hire and retain personnel in light of the demand for employees in the greater New Orleans market area.

For the first nine months of 2007 compared to the first nine months of 2006, total non-interest expense increased by $311,000, or 9.5%, to $3.6 million. Again, the primary reason for the increase was higher salary and benefit expense in the 2007 period.

As a result of the Bank’s conversion to the stock form of ownership during the quarter ended September 30, 2007, the Bank will be subject to the Louisiana bank shares tax beginning in January 2008. This tax is based upon capitalized earnings and taxable shareholders’ equity minus real and personal property credits and will increase our non-interest expense in future periods.

Income Tax Expense. Our income tax expense amounted to $447,000 for the third quarter of 2007 compared to $324,000 in the third quarter of 2006. This increase was due to higher level of pre-tax income in the third quarter of 2007, compared to 2006. Income tax expense amounted to $801,000 and $996,000, respectively, for the nine months ended September 30, 2007 and 2006. The differences were due primarily to the higher amounts of pre-tax income in the 2006 periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2007, our cash and cash equivalents amounted to $14.4 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $73.7million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2007, we had certificates of deposit maturing within the next 12 months amounting to $67.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2007, the average balance of our outstanding FHLB advances was $26.2 million. At September 30, 2007, we had $25.4 million in outstanding FHLB advances and we had $141.2 million in additional FHLB advances available to us.

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

The following table summarizes our contractual cash obligations at September 30, 2007.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$94,287	$67,939	$15,368	$10,980	$—

FHLB advances	25,423	14,698	5,908	4,393	424

Total long-term debt	119,710	82,637	21,276	15,373	424
Operating lease obligations	310	57	82	62	109

Total contractual obligations	$120,020	$82,694	$21,358	$15,435	$533

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Expenses related to the offering were approximately $1.3 million, including the fees and expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $62.1 million. As a result of completion of the offering, 6,345,732 shares of the Company’s common stock are outstanding as of November 14, 2007.

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

LOUISIANA BANCORP, INC.

Date: November 14, 2007	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer