Form 10-K
period 2007-12-31
LOUISIANA BANCORP INC
filed 2008-03-26
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33573

LOUISIANA BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 834-1190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,599,557 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $10.95 for the common stock on July 10, 2007, the first trading day following our initial public offering, as reported by the Nasdaq Stock Market, was approximately $61.3 million. Shares of common stock held by executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 24, 2008: 6,345,732

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.

2007 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Louisiana Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Louisiana Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Louisiana Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Louisiana Bancorp, Inc. will be engaged. Louisiana Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “us,” or the “Company” refer to Louisiana Bancorp, Inc., a Louisiana corporation, and the term the “Bank” refers to Bank of New Orleans, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1. Business.

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank currently conducts its business from its main office, which is located in Jefferson Parish approximately eight miles west of the French Quarter of New Orleans, and two branch offices, one of which also is in Jefferson Parish. Our remaining open branch office is located in neighboring Orleans Parish (which is coexistent with the City of New Orleans). Our fourth banking office, located in Orleans Parish in the Lakeview neighborhood of New Orleans, remains closed due to extensive flood damage from Hurricane Katrina. We expect to re-open at our Lakeview location within the next year. As of December 31, 2007, the Company had $270.9 million of total assets, $143.6 million of deposits and $89.9 million of shareholders’ equity. The Company’s shareholders’ equity constituted 33.2% of total assets as of December 31, 2007.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, other funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Dallas. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, multi-family residential and commercial real estate mortgage loans, home equity loans and lines of credit and other consumer loans. The bank derives its income principally from interest earned on loans, mortgage-backed and other securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Bank of New Orleans’ primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments and other funds from operations.

We are an active originator of residential home mortgage loans in our market area. Historically, Bank of New Orleans was a traditional thrift with an emphasis on one loan product, fixed-rate long term single-family residential mortgage loans. Approximately five years ago, we determined to shift the emphasis on the loan products we offer and increased our efforts to originate multi-family residential, commercial real estate and land loans. We determined to originate greater amounts of multi-family residential, commercial real estate and loan loans because we believed we could compete effectively as a niche lender in our market area for such loans given management’s knowledge of, and its extensive network of contacts in, the small to mid-sized businesses community in metropolitan New Orleans. In addition, multi-family residential, commercial real estate and land loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As a result, we hired a commercial lending officer in 2002 and increased our emphasis on originating multi-family residential, commercial real estate and land loans. Our multi-family residential, commercial real estate and land loans have grown from $11.1 million or 15.7% of our total loan portfolio at December 31, 2003 to $40.2 million or 40.5% of our total loan portfolio at December 31, 2007.

Deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision and the FDIC. The Company is a savings and loan holding company subject to examination and regulation by the Office of Thrift Supervision. The Bank is also a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

Our headquarters office is located at 1600 Veterans Memorial Boulevard, Metairie, Louisiana, and our telephone number is (504) 834-1190. We maintain a website at www.bankofneworleans.com, and we provide our customers with on-line banking and telephone banking services.

Market Area and Competition

Bank of New Orleans’ primary market area is southern Louisiana in general and, more specifically, Jefferson Parish and neighboring Orleans Parish and contiguous areas. The bank’s market area was severely impacted by the devastation of Hurricane Katrina. Flood waters from Hurricane Katrina destroyed a majority of the housing in New Orleans and population remains well below the levels before the hurricane. Damage from Hurricane Katrina was less significant in Jefferson Parish, which borders Orleans Parish to the west. Jefferson Parish traditionally has been considered as a bedroom community for neighboring New Orleans (Orleans Parish).

Rebuilding efforts are underway in metropolitan New Orleans. The U.S. Department of Housing and Urban Development has approved a plan for up to $10.8 billion in grants to qualified homeowners under Louisiana’s Road Home Program and a $100 million, federally funded grant program for small businesses affected by the hurricane have been established. The Louisiana Recovery Authority, which oversees distribution of Federal relief funds, has earmarked $20 million to promote tourism in New Orleans. The Bank believes that, in the aftermath of Hurricane Katrina, there will continue to be significant long-term opportunities for it to participate in the rebuilding and relocation efforts in southern Louisiana and coastal Mississippi through lending and other banking services. However, given the significant exodus from the City of New Orleans, we believe that we will have greater opportunities for business development in Jefferson Parish and contiguous markets to the west and areas on the northern shore of Lake Ponchartrain. We plan to focus on theses areas and plan to add several new banking offices, which may include loan production offices, in those markets. We also expect to consider markets in southern Mississippi to expand our lending, and possibly branching, efforts. We intend to consider acquisition opportunities in our current market area as well as these expanded geographic market areas, either whole bank or branch office acquisitions. However, we have no specific acquisitions under consideration at this time.

The local economy in southern Louisiana is reliant on a variety of sectors. Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy. The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy. Government is a large employer in Orleans Parish due to substantial presence of U.S. Navy installations and other military operations. In addition, shipbuilding had been important to the economy of New Orleans. Service jobs represent the largest employment sector in both Jefferson and Orleans Parish.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. At December 31, 2007, our net loan portfolio totaled $96.9 million or 35.8% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans in recent years. We also originate consumer loans, consisting primarily of home equity loans and lines of credit and student loans, and other loans.

The types of loans that we may originate are subject to federal and state law and regulations. Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

In the aftermath of Hurricane Katrina, Bank of New Orleans, consistent with requests by the State of Louisiana and industry practice in metropolitan New Orleans, voluntarily curtailed all payment obligations on outstanding loans through November 30, 2005. Interest continued to accrue on loans at the contractual rate. During that period, the Bank attempted to contact all of its borrowers and requested that they either bring their loans current or contact the Bank and restructure their loans by re-amortizing the loan over the then remaining term, with all other loan terms, including interest rate, remaining the same. Most of the Bank’s borrowers brought their loans current by making their September, October and November 2005 payments but approximately 140 of the Bank’s borrowers took advantage of this offer and modified their loans, which had an aggregate outstanding balance of approximately $11.5 million, by having the accrued and unpaid interest, which amounted to aggregate of $168,000, added to the loan balance and re-amortized over the remaining contractual term.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential(1)	$46,437	46.8%	$45,594	49.5%	$44,178	46.3%	$46,550	53.5%	$46,055	64.7%
Multi-family residential, commercial real estate and land loans	40,215	40.5	33,995	36.9	34,909	36.5	23,672	27.2	11,127	15.7

Total real estate loans	86,652	87.3	79,589	86.4	79,087	82.8	70,222	80.7	57,182	80.4

Consumer and other loans:
Student loans	2,133	2.1	2,654	2.9	5,682	5.9	5,381	6.2	3,295	4.6
Loans secured by deposits	530	0.5	520	0.6	428	0.4	386	0.4	469	0.7
Home equity loans and lines of credit	8,702	8.8	8,511	9.2	9,164	9.6	9,679	11.1	8,942	12.6
Other	1,260	1.3	832	0.9	1,189	1.3	1,388	1.6	1,243	1.7

Total consumer loans	12,625	12.7	12,517	13.6	16,463	17.2	16,834	19.3	13,949	19.6

Total loans	$99,277	100.0%	$92,106	100.0%	$95,550	100.0%	$87,056	100.0%	$71,131	100.0%

Less:
Deferred loan fees	376		390		341		277		256
Allowance for loan losses	1,999		2,292		2,760		515		491

Net loans	$96,902		$89,424		$92,449		$86,264		$70,384

(1)	For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages. We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2007, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four-Family Residential	Multi-family Residential, Commercial Real Estate and Land Loans	Consumer and Other	Total
	(In Thousands)
Amounts due after December 31, 2007 in:
One year or less	$225	$3,622	$825	$4,672
After one year through two years	1,468	1,337	545	3,350
After two years through three years	151	1,289	883	2,323
After three years through five years	2,236	236	1,188	3,660
After five years through ten years	12,033	11,653	7,307	30,993
After ten years through 15 years	12,666	19,385	1,877	33,928
After 15 years	17,658	2,693	—	20,351

Total	$46,437	$40,215	$12,625	$99,277

The following table shows the dollar amount of our loans at December 31, 2007 due after December 31, 2008 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
One- to four-family residential	$44,498	$1,714	$46,212
Multi-family residential, commercial real estate and land loans	35,351	1,242	36,593
Consumer and other	4,735	7,065	11,800

Total	$84,584	$10,021	$94,605

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Single-family residential mortgage loan applications and consumer loan applications are taken at any Bank of New Orleans’ branch office. Applications for other loans typically are taken personally by our commercial loan officer or consumer loan officer, although they may be received by a branch office initially and then referred to our commercial loan officer or consumer loan officer. All loan applications are processed and underwritten centrally at our main office.

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans. Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2007 was a $3.0 million participation interest in a $5.7 million loan for the construction of a professional office park located in Lafayette, Louisiana.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $9.0 million at December 31, 2007. At December 31, 2007, our five largest loans to one borrower and related entities amounted to $3.9 million, $3.0 million, $2.9 million, $2.8 million and $2.5 million, respectively, and all of such loans were performing in accordance with their terms.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Loan originations:
One- to four-family residential	$8,981	$15,479	$16,221
Multi-family residential, commercial real estate and land loans	15,231	7,777	21,300
Consumer and other	7,198	3,305	4,594

Total loan originations	31,410	26,561	42,115

Loans purchased	8,357	408	—

Loans sold	(1,377)	(4,784)	(6,432)
Loan principal repayments	(31,219)	(22,315)	(23,004)

Total loans sold and principal repayments	(32,596)	(27,099)	(29,436)

Increase or (decrease) due to other items, net(1)	307	(3,472)	(4,185)

Net increase (decrease) in total loans	$7,478	$(3,602)	$8,494

(1)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2007, $46.4 million of our total loan portfolio consisted of single-family residential mortgage loans. While the aggregate amount of our single-family residential mortgage loans has remained relatively consistent over the past five years, as a result of our increased emphasis on multi-family residential, commercial real estate and land loans, our single-family residential real estate loans as a percentage of total loans have decreased from 64.7% at December 31, 2003 to 46.8% at December 31, 2007.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years. At December 31, 2007, only $1.7 million, or 3.7%, of our one- to four-family residential loan portfolio maturing after December 31, 2008 consisted of ARM loans.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 90%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

We intend to increase our originations of single-family residential mortgage loans in our current market area as well as contiguous markets to be west and north of Lake Ponchartrain. During 2007, we hired a new residential loan manager and an additional residential loan officer.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2007, our multi-family residential, commercial real estate and land loans amounted to $40.2 million or 40.5% of our total loan portfolio. Our multi-family residential, commercial real estate and land loans increased by $6.2 million, or 18.3%, from December 31, 2006 to December 31, 2007. We began to increase our emphasis on multi-family residential, commercial real estate and land loans in 2002. This segment of our portfolio has grown from $9.3 million or 13.5% of the portfolio at December 31, 2002. We hired an experienced commercial loan officer in 2002, who continues with us as the Commercial Loan Manager. Our President and Chief Executive Officer also actively solicits new commercial loan opportunities. During 2007, we hired an additional commercial loan officer to assist us in our efforts in continuing to grow our multi-family residential, commercial real estate and land loans.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our multi-family residential real estate loans tend to be originated in an amount less than $2.0 million but will occasionally exceed that amount. At December 31, 2007, the average multi-family residential, commercial real estate and land loan size was $453,000. The five largest loans outstanding were $3.0 million, $2.8 million, $2.5 million, $2.5 million and $2.4 million, and all of such loans were performing in accordance with all their terms.

Although terms for multi-family residential, commercial real estate and land loans vary, our underwriting standards generally allow for terms up to 15 years with monthly amortization over the life of the loan and loan-to-value ratios of not more than 80%. Interest rates are either fixed or, on occasion, adjustable, based upon designated market indices such as the prime rate or LIBOR, and fees of up to 2.0% are charged to the borrower at the origination of the loan. In light of local market demands, substantially all of our multi-family residential, commercial real estate and land loans originated in recent years have been fixed-rate loans with terms to maturity of 10 to 15 years. However, the actual lives of such loans generally are less due to prepayments and re-financings. In originating multi-family residential, commercial real estate and land loans we estimate what we expect will be the actual life of the loan to maturity and generally seek to originate loans which we expect will have an average maturity of 6-7 years. Generally, we obtain personal guarantees of the principals as additional collateral for multi-family residential, commercial real estate and land loans.

Multi-family residential, commercial real estate and land lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks for loans we originate by limiting loans to businesses with existing operating performance which can be analyzed or to borrowers with whom we are familiar and who have historical results that we can analyze. We also use conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

Various aspects of multi-family residential and commercial real estate loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125% in the case of multi-family residential, commercial real estate and land loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Our multi-family residential, commercial real estate and land loans include loans for the construction of multi-family residential and commercial real estate. We typically originate such loans on a construction/permanent basis where the initial phase of the loan, generally 12 to 24 months, consists of construction (with interest only payments on the loan) and, upon completion of construction, the loan automatically converts to a permanent amortizing loan. At December 31, 2007, our portfolio of multi-family residential, commercial real estate and land loans included an aggregate of $3.0 million of loans in the construction phase with additional commitments of up to $4.0 million on such loans. Given the rebuilding efforts in metropolitan New Orleans, we expect to originate even more construction loans in future periods.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on loans in our market area to borrowers who have established reputations and/or with whom we have established relationships.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $12.6 million or 12.7% of our total loan portfolio at December 31, 2007. The largest components of our consumer loans are home equity loans and lines of credit, which amounted to $8.7 million at December 31, 2007, and student loans, which totaled $2.1 million at such date. Our consumer loans also include loans secured by deposit accounts, automobile loans and unsecured personal loans. We also offer reverse mortgages on an agency basis where the loan is committed to be, and is sold, upon origination. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity loans and lines of credit are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that our home equity loans and lines of credit have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans and lines of credit have combined loan-to-value ratios of 80% or less. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate. At December 31, 2007, the unused portion of our home equity lines of credit was $5.6 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended December 31, 2007, we charged-off $4,000 of consumer loans.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Bank of New Orleans have the authority within specifically identified limits to approve new loans. Our Commercial Lending Committee (comprised of our President, Commercial Loan Manager and two outside directors) has authority to approve multi-family residential, commercial real estate and land loans in amounts up to $750,000. Our Loan Committee (comprised of our President, Residential Loan Manager and Consumer Loan Manager) has authority to approve single-family residential mortgage loans which conform to Fannie Mae or Freddie Mac guidelines and consumer loans up to $100,000. All other loans must be approved by the Board of Directors of Bank of New Orleans.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 to 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans with an outstanding balance of more than $100,000 which are delinquent 30 days or more are reported to the Board of Directors of Bank of New Orleans.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). It is our policy, with certain limited exceptions, to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment. As of December 31, 2007 and 2006, our impaired loans amounted to $634,000 and $728,000, respectively.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” We typically have not classified assets as “doubtful,” but have been more aggressive in classifying assets as “loss.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At December 31, 2007 and 2006, we had $294,000 and $37,000, respectively, in assets classified as “substandard.” We had no assets classified as doubtful or loss at either date. We also had no assets designated as “special mention” at December 31, 2007 or 2006.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2007				December 31, 2006
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One- to four-family residential	2	$102	—	$—	5	$124	—	$—
Multi-family residential, commercial real estate and land loans	1	37	—	—	—	—	—	—
Consumer and other	6	126	—	—	2	2	—	—

Total delinquent loans	9	$265	—	$—	7	$126	—	$—

Delinquent loans to total net loans		0.27%		—%		0.14%		—%

Delinquent loans to total loans		0.27%		—%		0.14%		—%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.

For the years ended December 31, 2007 and 2006, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $22,000 and $20,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	138	$173	$1,151	$115	$81
Multi-family residential, commercial real estate and land loans	291	—	—	—	—
Consumer and other	73	11	8	4	—

Total non-accruing loans	502	184	1,159	119	81

Accruing loans 90 days or more past due:
One- to four-family residential	—	—	1,522	—	—
Multi-family residential, commercial real estate and land loans	—	—	660	—	—
Consumer and other	—	—	193	—	—

Total accruing loans 90 days or more past due	—	—	2,375	—	—

Total non-performing loans(1)	502	184	3,534	119	81

Real estate owned, net	—	—	—	—	32

Total non-performing assets	$502	$184	$3,534	$119	$113

Total non-performing loans as a percentage of loans, net	0.52%	0.21%	3.82%	0.14%	0.12%

Total non-performing loans as a percentage of total assets	0.19%	0.08%	1.47%	0.05%	0.03%

Total non-performing assets as a percentage of total assets	0.19%	0.08%	1.47%	0.05%	0.05%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on a monthly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management.

We made a provision for loan losses of $2.2 million in the year ended December 31, 2005. Substantially all of this amount was recorded in the fourth quarter of 2005 in light of the unprecedented damage caused by Hurricane Katrina based on management’s assessment, based on the information available at the time, on the estimated inherent level of losses in our loan portfolio. Given the significant uncertainties regarding the performance of the loan portfolio, $1.2 million of the provision was applied to the general allowance for loan losses and was not allocated to any identified type or class of loans. In the year ended December 31, 2006, we recorded a $458,000 recovery to our allowance for loan losses. This recovery was due to loans on which we had made a provision in 2005 which were repaid in full in 2006, in most cases upon the receipt of insurance proceeds.

In the five-year period ended December 31, 2007, our loan charge-offs have been minimal and, in the aggregate, amounted to $87,000.

We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Total loans outstanding at end of period	$99,277	$92,106	$95,550	$87,056	$71,131

Allowance for loan losses, beginning of period	2,292	2,760	515	491	515
Provision (recovery) for loan losses	(268)	(458)	2,250	16	(28)
Charge-offs:
One- to four-family residential	38	7	4	2	23
Multi-family residential, commercial real estate and land loans	—	—	—	—	—
Consumer and other	4	4	5	—	—

Total charge-offs	42	11	9	2	23

Recoveries on loans previously charged off	17	1	4	10	27

Allowance for loan losses, end of period	$1,999	$2,292	$2,760	$515	$491

Allowance for loan losses as a percent of non-performing loans	398.21	1,245.65%	78.10%	432.77%	606.17%

Allowance for loan losses as a percent of total loans	2.01%	2.49%	2.89%	0.59%	0.69%

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	—%	—%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to four-family residential	$108	46.8%	$301	49.5%	$743	46.3%	$54	53.5%	$65	64.7%
Multi-family residential, commercial real estate and land loans	59	40.5	34	36.9	66	36.5	23	27.2	47	15.7
Consumer and other	332	12.7	457	13.6	451	17.2	138	19.3	79	19.6
Unallocated	1,500	—	1,500	—	1,500	—	300	—	300	—

Total	$1,999	100.0%	$2,292	100.0%	$2,760	100.0%	$515	100.0%	$491	100.0%

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Investment Activities

General. We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors. The Board’s ALCO/Investment Committee monitors our investment activity and ensures that the bank’s investments are consistent with the Investment Policy. The Board of Directors of Bank of New Orleans reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. On occasion, we also have used a leveraged investment strategy for the purpose of enhancing returns. Pursuant to this strategy, we have utilized borrowings from the Federal Home Loan Bank (“FHLB”) of Dallas as well as other sources to purchase additional investment securities. We attempt to match the advances with the securities purchased in order to obtain a favorable difference, or “spread,” between the interest paid on the advance against the yield received on the security purchased.

At December 31, 2007, our investment and mortgage-backed securities amounted to $154.3 million in the aggregate or 56.9% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $106.9 million or 69.3% of the securities portfolio at December 31, 2007. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.

At December 31, 2007, we had an aggregate of $223,000 in gross unrealized losses on our investment and mortgage-backed securities portfolio. Such unrealized losses reflect a decline in market value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired.

Pursuant to SFAS No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2007, we had $72.6 million of securities classified as available for sale, $81.6 million of securities classified as held to maturity and no securities classified as trading account. During the year ended December 31, 2007, we sold an aggregate of $2.0 million of available for sale securities at a loss of $20,000. Such securities were sold in order to reinvest the proceeds in higher yielding securities.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies. At December 31, 2007, $116,000 of our mortgage-backed securities were CMOs. At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Collateralized mortgage obligations are typically issued by a special-purpose entity, in our case, by government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in our portfolio consist of senior sequential tranches. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2007		2006		2005
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$32,040	$32,168	$34,832	$34,015	$44,702	$43,568
U.S. government and agency obligations	40,138	40,468	21,682	21,676	19,839	19,753
Municipal obligations	—	—	—	—	—	—

Total Securities AFS	72,178	72,636	56,514	55,691	64,541	63,321

Securities Held to Maturity:
Mortgage-backed securities	74,693	75,516	57,545	57,130	55,243	54,875
U.S. government and agency obligations	3,500	3,534	298	298	503	506
Municipal obligations	3,450	3,572	3,446	3,555	3,443	3,578

Total Securities HTM	81,643	82,622	61,289	60,983	59,189	58,959

Total Mortgage-Backed and Investment Securities and	$153,821	$155,258	$117,803	$116,674	$123,730	$122,280

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2007 Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)
Available-for-Sale:
Mortgage-backed securities	$2,775	$2,252	$17,023	$10,118	$32,168
U.S. government and agency obligations	21,529	16,937	2,002	—	40,468
Municipal obligations	—	—	—	—	—

Total	$24,304	$19,189	$19,025	$10,118	$72,636

Weighted Average Yield	4.86%	5.15%	4.68%	5.33%	4.95%

Held to Maturity:
Mortgage-backed securities	$30	$63	$13,372	$61,228	$74,693
U.S. government and agency obligations	—	3,500	—	—	3,500
Municipal obligations	—	3,450	—	—	3,450

Total	$30	$7,013	$13,372	$61,228	$81,643

Weighted Average Yield	7.25%	4.90%	5.14%	5.18%	5.15%

Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$2,805	$2,315	$30,395	$71,346	$106,861
U.S. government and agency obligations	21,529	20,437	2,002	—	43,968
Municipal obligations	—	3,450	—	—	3,450

Total	$24,334	$26,202	$32,397	$71,346	$154,279

Weighted Average Yield	4.86%	5.08%	4.87%	5.20%	5.06%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2007	2006	2005
	(In Thousands)
Fixed-rate:
Available for sale	$32,168	$34,015	$43,568
Held to maturity	66,139	45,378	40,031

Total fixed-rate	98,307	79,393	83,599

Adjustable-rate:
Available for sale	—	—	—
Held to maturity	8,554	12,167	15,212

Total adjustable-rate	8,554	12,167	15,212

Total mortgage-backed securities	$106,861	$91,560	$98,811

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2007 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2007 Which Mature in
	One Year or Less	Weighted Average Yield	After One to Five Years	Weighted Average Yield	After Five to Ten Years	Weighted Average Yield	Over 10 years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$2,775	4.00%	$2,252	5.00%	$17,023	4.74%	$10,118	5.33%
Held to maturity	30	7.25%	63	7.45%	13,143	5.12%	52,903	5.23%

Total fixed-rate	2,805	4.03%	2,315	5.07%	30,166	4.91%	63,021	5.25%

Adjustable-rate:
Available for sale	—		—		—	—	—
Held to maturity	—		—		229	6.83%	8,325	4.91%

Total adjustable-rate	—		—		229	6.83%	8,325	4.91%

Total	$2,805	4.03%	$2,315	5.07%	$30,395	4.92%	$71,346	5.21%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2007, 35.0% of the funds deposited with Bank of New Orleans were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

Bank of New Orleans uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. In recent years, we have emphasized the origination of core deposits.

We do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs,” or use brokers to obtain deposits. At December 31, 2007, our jumbo CDs amounted to $19.6 million, of which $14.6 million are scheduled to mature within twelve months. At December 31, 2007, the weighted average remaining maturity of our certificate of deposit accounts was 13 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
1.00% - 1.99%	$2,061	1.4%	$2,749	1.8%	$2,164	1.4%
2.00% - 2.99%	746	0.5	3,989	2.6	43,810	27.9
3.00% - 3.99%	16,261	11.3	44,671	29.7	33,442	21.3
4.00% - 4.99%	64,834	45.1	31,827	21.2	12,985	8.2
5.00% - 5.99%	9,639	6.7	14,074	9.4	1,607	1.0
6.00% - 6.99%	—	—	—	—	—	—
7.00% or more	—	—	—	—	—	—

Total certificate accounts	93,541	65.0	97,310	64.7	94,008	59.8

Transaction accounts:
Passbook	20,052	14.0	21,177	14.1	24,250	15.5
Checking:
Interest bearing	21,487	15.0	21,462	14.3	27,102	17.2
Non-interest bearing	3,099	2.2	4,095	2.7	4,786	3.0
Money market	5,450	3.8	6,291	4.2	7,099	4.5

Total transaction accounts	50,088	35.0	53,025	35.3	63,237	40.2

Total deposits	$143,629	100.00%	$150,335	100.00%	$157,245	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Account	$24,349	$123	0.51%	$23,588	$119	0.50%	$21,261	$104	0.49%
Checking	20,799	57	0.27	25,043	69	0.28	19,173	50	0.26
Money market	5,830	33	0.57	6,824	39	0.57	6,658	36	0.54
Certificates of deposit	95,611	3,953	4.13	95,595	3,349	3.50	94,149	2,635	2.80

Total interest-bearing deposits	$146,589	$4,166	2.84%	$151,050	$3,576	2.37%	$141,241	$2,825	2.00%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Beginning balance	$150,335	$157,245	$140,815

Net increase (decrease) before interest credited	(9,935)	(9,458)	14,400
Interest credited	3,229	2,548	2,030

Net increase (decrease) in deposits	(6,706)	(6,910)	16,430

Ending balance	$143,629	$150,335	$157,245

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2007.

	Balance at December 31, 2007 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2008	2009	2010	Thereafter	Total
	(In Thousands)
Less than 2.00%	$2,061	$—	$—	$—	$2,061
2.00% - 2.99%	746	—	—	—	746
3.00% - 3.99%	12,530	3,078	653	—	16,261
4.00% - 4.99%	41,643	6,277	5,671	11,243	64,834
5.00% - 5.99%	9,257	161	214	7	9,639
6.00% - 6.99%	—	—	—	—	—
7.00% or more	—	—	—	—	—

Total certificate accounts	$66,237	$9,516	$6,538	$11,250	$93,541

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2007 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2008	$7,610	4.11%
June 30, 2008	2,490	4.42
September 30, 2008	2,646	4.48
December 31, 2008	1,848	4.64
After December 31, 2008	5,025	4.42

Total certificates of deposit with balances of $100,000 or more	$19,619	4.33%

Borrowings. We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by its investment in capital stock of the Federal Home Loan Bank of Dallas. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2007, we had $24.4 million in outstanding FHLB advances and $134.0 million of additional FHLB advances available. At such date, $11.2 million of our FHLB advances mature within one year. Periodically, the Bank accesses other borrowing sources as a source of liquidity and term funding. These sources are regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to 5 years. These borrowings are secured by the pledge of US Government or US Agency debt instruments. At December 31, 2007, the Bank had other borrowings of $10.0 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$31,218	$43,362	$58,590
Maximum amount outstanding at any month-end during the period	35,443	49,969	65,491
Balance outstanding at end of period	34,416	35,242	50,313
Average interest rate during the period	4.45%	4.05%	3.57%
Weighted average interest rate at end of period	4.55%	4.31%	3.93%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2007, we had 59 full-time and one part-time employees. None of such employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Louisiana Bancorp and Bank of New Orleans. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Louisiana Bancorp is a savings and loan holding company registered under the Home Owners’ Loan Act, as amended. Bank of New Orleans is a federally chartered savings bank subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Bank of New Orleans also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Bank of New Orleans to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Louisiana Bancorp and Bank of New Orleans and their operations.

Regulation of Louisiana Bancorp, Inc.

Holding Company Acquisitions. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. Louisiana Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Bank of New Orleans will be required to notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws. Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. We are subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and the Bank’s plan of conversion, we have agreed to maintain such registration for a minimum of three years following our conversion to stock form.

The Sarbanes-Oxley Act of 2002. As a public company, Louisiana Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Bank of New Orleans

General. Bank of New Orleans is a federally chartered stock savings bank subject to examination and regulation by the Office of Thrift Supervision which has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Bank of New Orleans is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation.

Insurance of Accounts. The deposits of Bank of New Orleans are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The assessment rate for the first quarter of 2008 was .0114% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Bank of New Orleans, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Bank of New Orleans’ deposit insurance.

Regulatory Capital Requirements. OTS regulated savings associations are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Bank of New Orleans had no intangible assets at December 31, 2006. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank of New Orleans’ regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2007, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 23.5%, 23.5% and 59.0%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. In addition to the regulatory capital requirements for OTS-regulated savings associations discussed above, each federal banking agency has implemented a system of prompt corrective action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations of the Office of Thrift Supervision.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2007, Bank of New Orleans was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2007.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$59,165	58.97%	$8,026	8.00%	$10,033	10.00%	$49,132	48.97%
Tier 1 risk-based capital	57,906	57.72	4,013	4.00	6,020	6.00	51,886	51.72
Tier 1 leverage Capital	58,084	23.52	7,408	3.00	12,347	5.00	45,737	18.52

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

•	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

At December 31, 2007, Bank of New Orleans met the QTL test.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as Louisiana Bancorp) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings institution is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2007, Bank of New Orleans was in compliance with the above restrictions.

Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2007, Bank of New Orleans had $24.4 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2007, Bank of New Orleans had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2007, Bank of New Orleans had met its reserve requirement.

TAXATION

Federal Taxation

General. Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2002 have been closed for purposes of examination by the Internal Revenue Service. As a result, all tax returns through that date may no longer be audited by either tax authority.

Louisiana Bancorp will file consolidated federal income tax returns with Bank of New Orleans. Accordingly, it is anticipated that any cash distributions made by Louisiana Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, Louisiana Bancorp and Bank of New Orleans report income and expenses on the accrual method of accounting and use a December 31 tax year for filing its federal income tax return.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the unique reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Bank of New Orleans was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the same service method as banks in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Bank of New Orleans failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Bank of New Orleans make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2007, the total federal pre-1988 reserve was approximately $1.4 million. The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Bank of New Orleans has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Bank of New Orleans has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years proceeding the loss year and forward to the 20 years following the loss year. At December 31, 2007, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Louisiana Bancorp is able to exclude from its income 100% of dividends received from Bank of New Orleans as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State Taxation

Louisiana Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Bank of New Orleans will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. For fiscal 2008, the Company’s Louisiana Share Tax expense is expected to be approximately $425,000.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Hurricane Katrina has resulted in a significant reduction of population in metropolitan New Orleans which may limit future business opportunities and which has adversely affected our ability to retain staff and increased our compensation costs.

Hurricane Katrina hit the greater New Orleans area in August 2005. The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. Prior to Hurricane Katrina, the New Orleans SMSA was estimated to have a population of approximately 1.34 million, of which approximately 458,000 persons were estimated to live in the City of New Orleans. Post Katrina, the population for metropolitan New Orleans in December 2006 is estimated at approximately 1.03 million, a decline of approximately 300,000 residents. The population of the City of New Orleans was estimated at 200,500 people for December 2006. If the population of metropolitan New Orleans does not rebound, economic activity in the area may stagnate, which could limit our future business opportunities such as new loan originations. This could reduce our income in the future. The lower population levels also may adversely affect our ability to attract and retain deposits in a cost efficient manner. Consistent with the population decline, the number of our total employees has decreased from 74 at December 31, 2004 to 60 at December 31, 2007. As a result of the exodus from metropolitan New Orleans, the pool of available employees has shrunk dramatically. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This has adversely affected our ability to attract and retain qualified personnel and has increased our employee costs as we have increased the compensation we pay in response to the market. While rebuilding efforts are underway, there is a great deal of uncertainty as to the economic climate for the New Orleans metropolitan area given the need to address the multitude of interdependent problems. As a result, significant uncertainty remains regarding the impact Hurricane Katrina will continue to have on the business, financial condition and results of operations of Bank of New Orleans.

Our Market Area is susceptible to additional hurricanes and tropical storms in the future which could adversely affect the banking business in southern Louisiana.

Our primary market area is Metairie, Louisiana and the greater New Orleans metropolitan area, an area which is susceptible to hurricanes and tropical storms. Basic services, such as water, gas, electricity, health care and the transportation network, as well as the flood prevention system, have been severely strained and may not withstand another hurricane or tropical storm. This could have a severe adverse effect on us as well as the banking business in southern Louisiana as a whole. Any new storm could have effects similar to Hurricane Katrina, which, among other things, resulted in a complete cessation of business in New Orleans for several weeks, affected loan portfolios by damaging properties pledged as collateral and impaired the ability of certain borrowers to repay their loans.

Metropolitan New Orleans may never fully recover from the effects of Hurricane Katrina which could have long-term adverse effects on the banking business in southern Louisiana.

The devastation of Hurricane Katrina on metropolitan New Orleans was pervasive. There is considerable uncertainty whether the area will fully recover. Businesses, including banking, have been adversely affected by the population decline, the continuing problems with basic services in the area, fundamental differences on how the rebuilding should proceed and the exodus of many firms. Tourism, which has been the largest single employment sector in metropolitan New Orleans, has declined dramatically since August 2005. If the area does not recover, it could have a long-term adverse effect on us as well as the banking business in southern Louisiana as a whole.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans. In addition, we originate loans for the construction of residential and commercial use properties. We have increased our emphasis on originating commercial and multi-family real estate loans and construction loans in recent years, and such loans have increased as a proportion of our loan portfolio from 15.7% at December 31, 2003 to 40.5% at December 31, 2007. Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2007, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $17.1 million, or 42.4% of total commercial real estate, multi-family residential and land loans and 17.2% of our total loan portfolio at such date. In addition, our relatively recent emphasis on increasing our originations of commercial real estate and multi-family residential loans means that our portfolio of these loans is significantly weighted with loans which are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. The net proceeds from the offering will increase our capital and facilitate our ability to make larger commercial real estate and construction loans by increasing our internal loans to one borrower limits. We expect to make larger commercial real estate and construction loans and to increase our construction lending activity in the future.

We may not succeed in our plan to grow which could reduce future profitability.

We intend to grow our branch system by opening additional offices. In addition, we may seek to either acquire other financial institutions and/or branch offices. Bank of New Orleans has never acquired another banking institution and we cannot assure you that we will be able to grow through acquisitions or, if we do, successfully integrate other financial institutions or branch offices. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Currently, we have no agreements or understandings with anyone regarding an acquisition. Our ability to grow organically by establishing new de novo branch offices depends on whether we can identify advantageous locations and generate new deposits and loans from those locations that will create an acceptable level of net income. In addition, our ability to grow will be dependent on our ability to hire additional qualified officers and staff. Following Hurricane Katrina and given the decline in population in metropolitan New Orleans, the pool of available, qualified job candidates is limited and no assurance can be given that we will be able to attract and hire the additional personnel needed for our growth plans. Our ability to grow also will be affected by local economic conditions. There continues to be considerable uncertainty regarding the long-term economic prospects for southern Louisiana after Hurricane Katrina. If the economy of New Orleans does not rebound, it could negatively affect our ability to originate new loans and generate deposits. Because of the continuing uncertainties regarding the New Orleans metropolitan area, we intend to focus our growth strategy in contiguous markets. However, we have never operated a branch office outside metropolitan New Orleans, and no assurance can be given that we can successfully implement our business plan in a different market area. There will be additional costs associated with any expansion of our branch network, and no assurance can be given that any new offices will be profitable. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets. We cannot assure you that we will be successful in our plan to grow.

The loss of our President and Chief Executive Officer or Chief Financial Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Lawrence J. LeBon, III, and our Chief Financial Officer, John LeBlanc. The loss of either of these executive officers could have an adverse effect on us. Mr. LeBon is central to virtually all aspects of our business operations and management. Mr. LeBlanc is critical to our financial reporting function, and he also works closely with Mr. LeBon on virtually all other aspects of our operations. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of either Messrs. LeBon or LeBlanc. However, we have entered into three-year employment agreements with Messrs. LeBon and LeBlanc. We do not maintain key man life insurance on either Mr. LeBon or Mr. LeBlanc.

Our business is geographically concentrated in southern Louisiana, which makes us vulnerable to downturns in the local economy.

Most of our loans are to individuals and businesses located generally in southern Louisiana and, more particularly, metropolitan New Orleans. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. The concentration of our business operations in southern Louisiana makes us vulnerable to downturns in the local economy. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. The regional economic outlook remains uncertain after Hurricane Katrina and no assurance can be given that, given the geographic concentration of our business, we will not suffer from future adverse developments in the region. The region is susceptible to hurricanes and tropical storms. Any new hurricanes or storms could severely test the infrastructure of the markets we operate in, negatively affect the local economy or disrupt our operations, which would have an adverse effect on our business and results of operations. In addition, certain property insurers operating in metropolitan New Orleans have indicated their intention to cease writing policies on properties in the market or have dramatically increased insurance premiums. In addition, the inventory of unsold housing in the region has been increasing in recent periods. These factors could depress market values, reduce the value of the collateral securing our loans and may adversely affect our ability to originate new real estate loans in New Orleans.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates. Our net interest spread was 2.56% for the year ended December 31, 2007 compared to 2.70% for the year ended December 31, 2006. In light of the continuing flat yield curve and that our cost of funds has been increasing as we have seen an outflow of certain lower costing deposits received after Hurricane Katrina, we may experience continued compression of our net interest spread which could reduce net income in future periods.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

The operations of savings associations are affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the metropolitan New Orleans area because we derive the vast majority of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in our local economy.

Our allowance for losses on loans may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We are subject to extensive federal governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and our operations in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2007, we conducted business from our main office and two full-service banking offices. Our fourth banking office, located on Robert E. Lee Boulevard in New Orleans, remains closed. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2007. We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office:

1600 Veterans Boulevard Metairie, Louisiana 70005	Owned	n/a	$1,353	$73,061

Branch Offices:

4401 Transcontinental Drive Metairie, Louisiana 70006	Owned(1)	3/31/2016	239	32,275

5435 Magazine Street New Orleans, Louisiana 70115	Owned	n/a	285	17,464

1522 Robert E. Lee Boulevard New Orleans, Louisiana 70122	Leased	6/30/2009	—	20,829	(2)

Total			$1,877	$143,629

(1)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.

(Footnotes continued on next page)

(2)	The deposits for the Robert E. Lee office have been temporarily re-assigned to the main office for regulatory reporting purposes as the Robert E. Lee office has been temporarily closed since August 2005 due to flood damage from Hurricane Katrina.

Item 3. Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of New Orleans.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”. The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007. As of the close of business on December 31, 2007, there were 6,345,732 shares of common stock outstanding, held by approximately 329 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2007	$11.36	$10.30	$—
September 30, 2007	10.99	10.15	—

(b) Not applicable.

(c) Not applicable.

Item 6. Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc. You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	2007	2006	2005	2004	2003
Selected Financial and Other Data:
Total assets	$270,944	$219,726	$240,904	$236,748	$240,727
Cash and cash equivalents	11,648	3,825	17,967	6,163	6,889
Investment securities:
Held-to-maturity	6,950	3,744	3,946	4,689	5,742
Available-for-sale	40,468	21,676	19,753	21,041	31,933
Mortgage-backed securities:
Held-to-maturity	74,693	57,545	55,243	53,068	41,394
Available-for-sale	32,168	34,015	43,568	58,030	76,921
Loans receivable, net	96,902	89,424	92,449	86,264	70,382
Deposits	143,629	150,335	157,245	140,815	145,290
Borrowings	34,416	35,242	50,313	66,408	66,741
Shareholders’ equity	89,870	29,198	26,912	27,590	26,626
Banking offices(1)	4	4	4	4	4

	2007	2006	2005	2004	2003
Selected Operating Data:
Total interest income	$13,423	$12,249	$11,215	$10,838	$10,858
Total interest expense	5,556	5,334	4,915	4,670	4,974

Net interest income	7,867	6,915	6,300	6,168	5,884
Provision (recovery) for loan losses	(268)	(458)	2,250	16	(27)

Net interest income after provision (recovery) for loan losses	8,135	7,373	4,050	6,152	5,911
Total non-interest income	501	513	611	611	805
Total non-interest expense	4,867	4,887	4,423	4,645	4,691

Income before income taxes	3,769	2,999	238	2,118	2,025
Income taxes	1,128	976	36	675	643

Net income	$2,641	$2,023	$202	$1,443	$1,382

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.69%	5.44%	4.97%	4.66%	4.83%
Average rate on interest-bearing liabilities	3.12	2.74	2.46	2.25	2.48
Average interest rate spread(3)	2.56	2.70	2.51	2.41	2.36
Net interest margin(3)	3.33	3.07	2.79	2.65	2.62
Average interest-earning assets to average interest-bearing liabilities	132.71	115.83	112.84	111.86	111.85
Net interest income after provision for loan losses to non-interest expense	167.84	153.76	91.57	132.44	126.01
Total non-interest expense to average assets	2.00	2.06	1.90	1.95	2.03
Efficiency ratio(4)	58.06	65.36	64.00	68.52	70.13
Return on average assets	1.09	0.87	0.09	0.60	0.60
Return on average equity	4.65	7.21	0.73	5.34	5.21
Average equity to average assets	23.40%	12.04%	11.82%	11.31%	11.48%

(Footnotes on next page)

	2007	2006	2005	2004	2003
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable(6)	0.52%	0.21%	3.82%	0.14%	0.12%
Non-performing assets as a percent of total assets(6)	0.19	0.08	1.47	0.05	0.03
Non-performing assets and troubled debt restructurings as a percent of total assets(6)	0.19	0.08	1.47	0.05	0.05
Allowance for loan losses as a percent of non-performing loans	398.21	1245.65	78.10	432.77	606.17
Allowance for loan losses as a percent of total loans	2.01	2.49	2.89	0.59	0.69
Net charge-offs to average loans receivable		—	—	—	—

Capital Ratios(5):
Tier 1 leverage ratio	23.52	13.51	11.47	11.63	10.87
Tier 1 risk-based capital ratio	57.72	32.80	28.86	32.93	32.54
Total risk-based capital ratio	58.97%	34.06%	30.12%	33.49%	33.06%

(1)	Our branch on Robert E. Lee Boulevard in New Orleans has been temporarily closed since Hurricane Katrina hit on August 29, 2005.
(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(3)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(6)	Non-performing assets consist of non-performing loans. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due. We had no real estate owned at the end of any of the above periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana. We currently operate three banking offices in Jefferson and Orleans Parishes. Our fourth banking office has been temporarily closed since Hurricane Katrina in August 2005. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities. At December 31, 2007, we had total assets of $270.9 million, including $96.9 million in net loans and $154.3 million of mortgage-backed and other securities, total deposits of $143.6 million and shareholders’ equity of $89.9 million.

Historically, we have operated as a traditional thrift relying almost exclusively on long-term, fixed rate single-family residential mortgage loans to generate interest income. Approximately five years ago, we determined to revise our lending strategy in order to increase our originations of multi-family residential, commercial real estate and land loans. Certain highlights of our operations in recent periods are as follows:

•

Responding to the Effects of Hurricane Katrina. Since Hurricane Katrina made landfall on August 29, 2005, we, like every other business in metropolitan New Orleans, have expended considerable amounts of our time and resources in responding to the effects of Hurricane Katrina. During the fourth quarter of 2005 and continuing into 2006, we reviewed our allowance for loan losses, considered the probable inherent losses in our loan portfolio in light of, among other factors, our assessment of the anticipated amounts of insurance coverage on the properties damaged in Hurricane Katrina which secured loans in our portfolio. In the fourth quarter of 2005, we made a $2.2 million provision for loan losses. In 2006 and 2007, we made recoveries from the allowance for loan losses of $458,000 and $268,000, respectively, due primarily to repayments of loans on which we had made provisions in 2005, in most cases upon the receipt of insurance payments. The rebuilding and recovery efforts in metropolitan New Orleans are underway and are anticipated to continue for a considerable period of time. No assurance can be given as to whether the rebuilding efforts in the City of New Orleans ultimately will be deemed successful. We continue to feel the effects from Hurricane Katrina on a daily basis. Our branch office on Robert E. Lee Boulevard in New Orleans remains closed due to flood damage.

•

Repositioning Our Loan Portfolio. We have gradually increased our holdings of commercial real estate and multi-family residential mortgage loans. Such loans generally have higher yields and shorter terms to maturity than single-family residential mortgage loans.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we continue to grow and expand our operations. In addition, our salaries and benefits expense will increase due to the new stock benefit plans that we have implemented following the conversion to the stock form. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:

•

Growing Our Loan Portfolio. We expect to be more aggressive in our efforts to originate new loans in accordance with our policies. We also intend to be more aggressive in purchasing loans or participation interests in loans that meet our underwriting standards. Given current market conditions in the New Orleans metropolitan area, we may purchase loans originated outside our market area which meet our underwriting standards. In addition to facilitating loan growth, such purchases may lessen the geographic concentration of our loans.

•

Expanding our Market Area. We intend to pursue opportunities to expand our market area by opening additional banking offices, which may include loan production offices, and, possibly, through acquisitions of other financial institutions (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus on contiguous markets to the west of Jefferson Parish and on the north shore of Lake Ponchartrain. In addition, we may consider nearby markets in southern and coastal Mississippi.

•

Maintaining High Asset Quality. Even with the effects of Hurricane Katrina, we continue to maintain exceptional levels of asset quality. At December 31, 2007, our non-performing loans amounted to $502,000 or 0.19% of total assets. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality after the offering even as we grow the bank.

•

Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.

The information contained in this section should be read in conjunction with our financial statements and the accompanying notes to the financial statements and other sections contained in this report.

Critical Accounting Policies

In reviewing and understanding financial information for Louisiana Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note A of the notes to our financial statements. The accounting and financial reporting policies of Louisiana Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

How We Manage Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset Liability Committee (“ALCO”)/Investment Committee, which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Controller and two outside directors, and which is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO/Investment Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans particularly multi-family residential, commercial real estate and land loans;

•	we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

•	on occasion, we have sold long-term (30-year) fixed-rate mortgage loans which had been classified as held-for-sale;

•	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

•	we have invested in securities with relatively short anticipated lives, generally three to five years, and we hold significant amounts of liquid assets.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a positive 1.44% at December 31, 2007.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for single-family and other mortgage loans are assumed to range from 10.0% to 43.0%. The annual prepayment rate for mortgage-backed securities is assumed to range from 6.0% to 48.0%.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$13,482	$6,199	$8,664	$26,375	$15,766	$28,683	$99,169
Investment securities	2,001	—	20,493	6,298	2,263	1,882	32,937
Mortgage-backed securities	7,319	7,391	11,414	33,772	19,924	21,074	100,894
Other interest-earning assets	9,164	594	693	—	—	—	10,451

Total interest-earning assets	31,966	14,184	41,264	66,445	37,953	51,639	243,451

Interest-bearing liabilities:
Passbook accounts	$—	$—	$—	$—	$—	$20,052	$20,052
Checking accounts	—	—	—	—	—	21,487	21,487
Money market accounts	5,450						5,450
Certificate accounts	27,621	18,701	19,917	16,053	11,249		93,541
Borrowings	426	8,244	3,487	6,215	15,324	5,737	39,433

Total interest-bearing liabilities	33,497	26,945	23,404	22,268	26,573	47,276	179,963

Interest-earning assets less interest-bearing liabilities	$(1,531)	$(12,761)	$17,860	$44,177	$11,380	$4,363	$63,488

Cumulative interest-rate sensitivity gap(3)	$(1,531)	$(14,292)	$3,568	$47,745	$59,125	$63,488
Cumulative interest-rate gap as a percentage of total assets at December 31, 2007	(0.62)%	(5.78)%	1.44%	19.32%	23.92%	25.69%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2007	95.43%	52.64%	176.31%	298.39%	142.83%	109.23%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$52,836	$(13,607)	(20)%	22.18%	(3.74)%
200	57,734	(8,709)	(13)	23.61	(2.31)
100	62,384	(4,059)	(6)	24.88	(1.04)
Static	66,443	—		25.92	—
(100)	69,564	3,121	5	26.64	0.72
(200)	71,690	5,247	8%	27.05%	1.13%

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2007.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$7,591	$(80)	(1.04)%
Static	7,671
(200)	7,369	(302)	(3.94)

The above table indicates that as of December 31, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2007 would be expected to decrease by $80,000 or 1.04% to $7.6 million.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$93,098	$6,421	6.90%	$88,461	$5,841	6.60%	$92,360	$5,779	6.26%
Mortgage-backed securities	91,478	4,376	4.78	98,247	4,499	4.58	102,820	4,326	4.21
Investment securities	33,745	1,689	5.01	28,601	1,400	4.89	21,067	786	3.73
Other interest-earning assets	17,647	937	5.31	9,880	509	5.15	9,242	324	3.51

Total interest-earning assets	235,968	13,423	5.69%	225,189	12,249	5.44%	225,489	11,215	4.97%

Non-interest-earning assets	6,843			7,827			7,852

Total assets	$242,811			$233,016			$233,341

Interest-bearing liabilities:
Passbook, checking and money market accounts	50,978	213	0.42	55,455	227	0.41	47,092	190	0.40
Certificate accounts	95,611	3,953	4.13	95,595	3,349	3.50	94,149	2,635	2.80

Total deposits	146,589	4,166	2.84	151,050	3,576	2.37	141,241	2,825	2.00
Borrowings	31,218	1,390	4.45	43,362	1,758	4.05	58,590	2,090	3.57

Total interest-bearing liabilities	177,807	5,556	3.12%	194,412	5,334	2.74	199,831	4,915	2.46%

Non-interest-bearing liabilities	8,178			10,546			5,921

Total liabilities	185,985			204,957			205,752
Stockholders’ Equity	56,826			28,058			27,589

Total liabilities and Stockholders’ Equity	$242,811			$233,016			$233,341

Net interest-earning assets	$58,161			$30,777			$25,658

Net interest income; average interest rate spread		$7,867	2.56%		$6,915	2.70%		$6,300	2.51%

Net interest margin(2)			3.33%			3.07%			2.79%

Average interest-earning assets to average interest-bearing liabilities			132.71%			115.83%			112.84%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$274	$306	$580	$306	$(244)	$62
Mortgage-backed securities	187	(310)	(123)	365	(192)	173
Investment securities	37	252	289	333	281	614
Other interest-earning assets	28	400	428	163	22	185

Total interest income	526	648	1,174	1,167	(133)	1,034

Interest expense:
Passbook, NOW and money market accounts	4	(18)	(14)	3	34	37
Certificate deposits	603	1	604	674	40	714

Total deposits	607	(17)	590	677	74	751
Borrowings	124	(492)	(368)	211	(543)	(332)

Total interest expense	731	(509)	222	888	(469)	419

Increase (decrease) in net interest income	$(205)	$1,157	$952	$279	$336	$615

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Our total assets at December 31, 2007 were $270.9 million, an increase of $51.2 million or 23.3% from our total assets as of December 31, 2006. This increase was primarily due to the consummation of the conversion of the Bank of New Orleans from a mutual savings institution to a stock form of ownership in July 2007. As part of this process, the Bank’s parent company, Louisiana Bancorp, was formed and raised $62.1 million in capital through its initial public offering, net of expenses. These net proceeds have primarily been invested in cash and cash equivalents and our securities portfolio. At December 31, 2007, our cash and cash equivalents were $11.6 million, an increase of $7.8 million or 204% from the prior year-end, and our securities portfolio (both available for sale and held to maturity) was $154.3 million, an increase of $37.3 million or 31.9% from the prior year-end.

During the current year ended December 31, 2007, our loan portfolio grew to $96.9 million, an increase of $7.5 million or 8.4% from the year ended December 31, 2006. During 2007, our loan originations were $31.4 million, an increase of $4.8 million from the prior year. Loan purchases for the year ended December 31, 2007 were $8.3 million, an increase of $8.0 million from the prior year. Included in these purchases for 2007 were $6.5 million of purchases made under a revolving $3.0 million commitment. All of the 2007 purchases were structured as participation agreements with a variety of lead lenders. The collateral for these loans is primarily non-residential real estate located in South Louisiana. Total repayments of principal, including loan sales, were $32.6 million during the year ended December 31, 2007.

Our total liabilities at December 31, 2007 were $181.1 million, a decrease of $9.5 million or 5.0% from December 31, 2006. Total deposits as of December 31, 2007 were $143.6 million, a decrease of $6.7 million from our December 31, 2006 balance. This decrease in deposits during 2007 was due primarily to the withdrawal of $4.8 million of deposits to purchase shares of common stock in our initial public offering. The remaining reduction in deposits was the result of the outflow of deposits that were placed following Hurricane Katrina and represent the proceeds from our depositors’ insurance claims or Federal assistance payments. Our total borrowings declined during the year ended December 31, 2007 by $800,000, resulting in a December 31, 2007 balance of $34.4 million. At December 31, 2007, our borrowings consisted of $24.4 million of FHLB advances and $10.0 million in reverse repurchase agreements from a commercial bank.

Total shareholders’ equity was $89.9 million as of December 31, 2007, an increase of $60.7 million from December 31, 2006. This increase was due to the $62.1 million of net proceeds derived from our initial public offering, which was completed in July 2007. Contemporaneous with the offering, the Company formed an Employee Stock Ownership Plan (“ESOP”), which acquired $5.1 million of the Company’s common stock. The shares of stock held by the ESOP are reported as a contra-equity account in our balance sheet and reduce shareholders’ equity. Stock in the ESOP is allocated on an annual basis to the participants in the plan. At December 31, 2007, the unearned shares of stock in the ESOP were $5.0 million. Our net income for the year ended December 31, 2007 was $2.6 million, resulting in an increase in retained earnings to $32.4 million at December 31, 2007.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. The Company’s net income for the year ended December 31, 2007 was $2.6 million, an increase of $618,000 or 30.5% from the year ended December 31, 2006. The primary reason for the increase in our net income for 2007 was an increase in net interest income of $952,000. The growth in net interest income in 2007 compared to 2006 was due to an increase in average net interest-earning assets of $27.4 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. The growth in average net interest-earning assets was the result of the deployment of $62.1 million in net proceeds derived from our initial public offering that closed in July 2007. The increase in our net interest income was partially offset by a reduction in the amount of recoveries from our allowance for loan losses during 2007 compared to 2006. For the year ended December 31, 2007, the amount of our recoveries from the allowance for loan losses was $268,000, compared to $458,000 for the year ended December 31, 2006. The majority of these recoveries relate to provisions for loan losses established immediately following Hurricane Katrina on properties that were substantially impaired.

Interest Income. Our total interest income for the year ended December 31, 2007 was $13.4 million, an increase of $1.2 million or 9.6% from the prior twelve month period. During 2007, interest earned on our loan portfolio increased by $580,000, interest on investment securities increased by $289,000, and interest on other earning assets increased by $428,000 compared to the respective amounts in 2006. The increase in interest earned on our loan portfolio was due primarily to a $4.6 million increase in the average balance of loans receivable during the period, as well as a 30 basis point increase in the average yield on the loan portfolio. The growth in our loan portfolio has been primarily in the multi-family residential and commercial real estate sector. The increases in interest income on our investment securities and other earning assets, which includes cash and cash equivalents, was the result of an aggregate increase of $12.9 million in average balances of these categories. These categories experienced increases in their respective balances following the closing of the Company’s initial public offering in July 2007.

Interest Expense. Our total interest expense amounted to $5.6 million for the year ended December 31, 2007 compared to $5.3 million for the year ended December 31, 2006. Interest expense on deposits was $4.2 million, an increase of $590,000 or 16.5% from the previous year. This change in interest expense on deposits was due to an increase in the average cost of deposits of 47 basis points in 2007 compared to 2006. The primary reason for the increase in the average cost of our deposits in 2007 was the renewal of older, lower costing deposits at the prevailing market rates during the year. Interest expense on borrowings was $1.4 million for the year ended December 31, 2007, a decrease of $368,000 from the year ended December 31, 2006. This decline in interest expense on borrowings was the result of a decrease in the average balance of borrowings of $12.1 million during 2007 compared to 2006. The average balance of our borrowings for the years ended December 31, 2007 and December 31, 2006 was $31.2 million and $43.4 million, respectively.

Provision for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management.

During the year ended December 31, 2007, the Company recorded a recovery from the allowance for loan losses in the amount of $268,000. This is a decrease in the level of recoveries of $190,000 from the year ended December 31, 2006. The recoveries in both 2007 and 2006 are attributed to provisions for loan losses established in 2005 following Hurricane Katrina. The Company’s provision for loan losses was $2.2 million in 2005 based on management’s assessment, relying on the information available at that time, of the level of loan losses in our loan portfolio. Of this $2.2 million provision established in 2005, $961,000 was recorded specifically against an aggregate of $1.2 million of loans, with the remainder of the provision unallocated and applied to the general allowance for loan losses. During 2007 and 2006, the recoveries from our allowance for loan losses were primarily due to the repayment of principal on the $1.2 million of loans specifically identified in 2005. Management believes that the Company’s allowance for loss allowances at December 31, 2007 represents its best estimate of probable losses that existed on that date.

Non-interest income. Non-interest income for the year ended December 31, 2007 was $501,000, a decrease of approximately $12,000 from the year ended December 31, 2006. Customer service fees for 2007 were $334,000, a decrease of $36,000 from the prior 12-month period. Other non-interest income for 2007 was $167,000 an increase of $24,000 from the year ended December 31, 2006.

Non-interest Expense. Total non-interest expense was $4.9 million for both the years ended December 31, 2007 and December 31, 2006. Salaries and employee benefit costs were $3.0 million for both years, as well. The Company anticipates an increase in salary and benefit expense during 2008 compared to 2007 as a result of additional expense related to the stock benefit plans that were approved by shareholders during the first quarter of 2008. Occupancy expense during 2007 was $1.0 million, an increase of $400,000 from the previous 12-month period. During 2008, the Company estimates it will incur approximately $425,000 in additional non-interest expense related to the imposition of the Louisiana Bank shares tax. This tax is imposed on stock chartered banking institutions in the state and is based on the assessed value of the Company’s stock. During 2007 and 2006, the Company reported losses on sales of available-for-sale securities of $20,000 and $92,000, respectively. These losses were offset by additional interest income recognized on the reinvestment of the sale proceeds. Other non-interest expenses were $830,000 for the year ended December 31, 2007, a decrease of $350,000 from the year ended December 31, 2006.

Income Tax Expense. Our income tax expense for the year ended December 31, 2007 was $1.1 million, compared to $976,000 for the year ended December 31, 2006. This increase in income taxes was due primarily to the increase in pre-tax income of $770,000 during the 2007 period. Our effective tax rate for the year ended December 31, 2007 was 30.0%, compared to an effective tax rate of 32.6% for the year ended December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. We reported net income of $2.0 million for the year ended December 31, 2006 compared to net income of $202,000 for the year ended December 31, 2005. The primary reason for the increase in our net income was a $458,000 recovery for loan losses in 2006 compared to a $2.2 million provision in 2005. In the aftermath of Hurricane Katrina, we took an extraordinarily large provision for loan losses considering our losses on a historical basis, however this was deemed necessary in light of the information available at the time and given the considerable uncertainties about the potential inherent losses in our loan portfolio. The $458,000 recovery taken in 2006 reflects primarily loans which repaid during the year, largely upon the receipt of insurance proceeds, for which provisions had been made in 2005. In addition to the difference in the provision for loan losses, our net interest income increased by $616,000 in the year ended December 31, 2006 compared to the year ended December 31, 2005, while our non-interest income decreased by $190,000 and our non-interest expense and tax expense increased by $372,000 and $940,000, respectively.

Interest Income. Our total interest income amounted to $12.2 million for the year ended December 31, 2006 compared to $11.2 million for the year ended December 31, 2005. The primary reason for the increase in interest income in 2006 compared to 2005 was a $799,000, or 72.0%, increase in interest earned on investment securities and interest-bearing deposits. This was due primarily to a 116 basis point (100 basis points being equal to 1.0%) increase in the average yield earned on our investment securities together with a $7.5 million, or 35.8%, increase in the average balance of our investment securities in 2006 compared to 2005. Interest income on mortgage-backed securities increased by $174,000, or 4.0%, in 2006 compared to 2005. The increase in interest income on mortgage-backed securities in 2006 was due to a 37 basis point increase in the average yield earned, which more than offset a $4.6 million, or 4.4%, decrease in the average balance of our mortgage-backed securities portfolio. Interest income on loans increased by $62,000, or 1.1%, in 2006 compared to 2005. A $3.9 million, or 4.2%, decrease in the average balance of our net loans in 2006 compared to 2005 was more than offset by a 36 basis point increase in the average yield earned on our net loans. The decrease in our net loan portfolio in 2006 compared to 2005 reflects the large volume of loan repayments upon the receipt of insurance proceeds after Hurricane Katrina as well as a reduction in the level of new loan originations in 2006 compared to 2005 due primarily to the stagnant local business climate in the first half of 2006. The increase in the average yield on our net loans in 2006 compared to 2005 reflects our focus on originating multi-family residential, commercial real estate and land loans as well as home equity loans and lines of credit, all of which have higher yields than one-to four-family residential mortgage loans, as well as the increase in market rates of interest during the period.

Interest Expense. Our total interest expense amounted to $5.3 million for the year ended December 31, 2006 compared to $4.9 million for the year ended December 31, 2005, an increase of $419,000 or 8.5%. The reason for the increase in interest expense in 2006 compared to 2005 was an increase in the average rates paid on all of our interest-bearing liabilities as well as an increase in the average balance of our deposits in the year ended December 31, 2006 compared to the year ended December 31, 2005. The average balance of our total deposits increased by $9.8 million, or 6.9%, in 2006 compared to 2005 due primarily to an $8.4 million increase in the average balance of passbook, checking and money market accounts attributable in large part to inflows of deposits in the first half of the year, much of which was subsequently withdrawn by year-end. The average rate paid on our deposits increased by 37 basis points in 2006 compared to 2005 due primarily to increases in market rates of interest during the period. The average balance of our FHLB advances declined by $15.2 million, or 26.0%, in 2006 compared to 2005, while the average rate paid on advances increased by 49 basis points.

Provision for Loan Losses. During the year ended December 31, 2006, we made a $458,000 recovery from our allowance for loan losses compared to a $2.2 million provision in the year ended December 31, 2005. The recovery in 2006 was due primarily to loans which were repaid in 2006, largely upon the receipt of insurance proceeds, for which provisions had been made in 2005. The $2.2 million provision for loan losses made in 2005 reflected management’s assessment, based on the information available at the time, of the inherent level of losses in the bank’s loan portfolio. Given the unprecedented level of damage caused by Hurricane Katrina, management determined, in light of the economic uncertainty regarding the future of metropolitan New Orleans, among other factors, that historical loss factors were not indicative of the then current level of losses in the portfolio. Management reviewed its loan portfolio and assessed whether properties collateralizing loans were uninsured or underinsured for flood damage, particularly in FEMA-designated critical areas. Of the $2.2 million provision made in 2005, $961,000 was recorded specifically on an aggregate of $1.2 million of loans and the remaining $1.2 million of the provision was unallocated and applied to the general allowance for loan losses. Because significant uncertainties remain regarding the performance of our loan portfolio after Hurricane Katrina, such as the ultimate disposition of property insurance claims and the ultimate economic recovery of greater New Orleans, it is unclear whether additional losses or recoveries may become apparent in the future. The rebuilding process is expected to be lengthy and management will continue to review the allowance for loan losses and make additional provisions or recoveries as required.

Non-interest Income. Our non-interest income decreased by $190,000, or 31.1%, to $421,000 for the year ended December 31, 2006 compared to $611,000 for the year ended December 31, 2005. The primary reasons for the decrease in non-interest income in 2006 compared to 2005 were an $118,000 decrease in other non-interest income, as well as a $92,000 loss taken upon the sale of available for sale securities, which more than offset a $20,000 increase in customer service fee income. The decrease in other non-interest income in 2006 compared to 2005 primarily reflects the absence of a $182,000 gain recorded in 2005 upon the receipt of insurance proceeds on our closed branch office on Robert E. Lee Boulevard in New Orleans which exceeded the net book value of the damaged assets.

Non-interest Expense. Our non-interest expense increased by $372,000, or 8.4%, to $4.8 million for the year ended December 31, 2006 compared to $4.4 million for the year ended December 31, 2005. The primary reasons for the increase in non-interest expense were increases in salary and employee benefits expenses of $256,000 and increases in other non-interest expenses of $177,000. The increase in salary and benefit expense in 2006 compared to 2005 was due primarily to the recognition of $276,000 in expense upon the implementation of a supplemental executive retirement plan for our President and Chief Executive Officer. The increase in other non-interest expense in 2006 compared to 2005 was due primarily to a $150,000 write-down of an investment in a partnership.

Income Tax Expense. Our income tax expense increased by $940,000 to $976,000 for the year ended December 31, 2006 compared to $36,000 for the year ended December 31, 2005. The increase in income tax expense was due primarily to the increase in net income. Our effective Federal tax rate was 32.6% for the year ended December 31, 2006 compared to 15.3% for the year ended December 31, 2005.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2007, our cash and cash equivalents amounted to $11.6 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $72.6 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2007, we had certificates of deposit maturing within the next 12 months amounting to $66.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended December 31, 2007, the average balance of our outstanding FHLB advances and other borrowings was $31.2 million. At December 31, 2007, we had $24.4 million in outstanding FHLB advances and we had $134.0 million in additional FHLB advances available to us.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2007.

	Total Amounts Committed	Amount of Commitment Expiration - Per Period
		To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$—	$—	$—	$—	$—
Lines of credit	5,775	493	553	381	4,348
Undisbursed portion of loans in process	4,027	2,385	1,626	—	16
Commitments to originate loans	2,814	2,208	206	400	—

Total commitments	12,616	5,086	2,385	781	4,364

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2007.

	Total	Payments Due By Period
		To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$93,541	$66,237	$16,054	$11,250	$—
FHLB advances and other borrowings	34,416	11,187	5,086	15,981	2,162

Total long-term debt	127,957	77,424	21,140	27,231	2,162
Operating lease obligations	296	57	76	62	101

Total contractual obligations	$128,253	$77,481	$21,216	$27,293	$2,263

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

To the Board of Directors

Louisiana Bancorp, Inc.

Metairie, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of LOUISIANA BANCORP, INC. (the Company) and its wholly owned subsidiary BANK OF NEW ORLEANS (the Bank), as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOUISIANA BANCORP, INC. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig and Hand
A Professional Accounting Corporation

Metairie, Louisiana

March 6, 2008

LOUISIANA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
	(In Thousands)
Cash and Due from Banks	$1,450	$2,244
Short-term Interest-bearing deposits	10,198	1,581

Total Cash and Cash Equivalents	11,648	3,825

Certificates of Deposit	2,110	$2,624
Securities Available-for-Sale, at Fair Value	72,636	55,691
(Amortized Cost of $72,178 in 2007, and $56,514 in 2006)
Securities Held-to-Maturity, at Amortized Cost	81,643	61,289
(Estimated Fair Value of $82,622 in 2007, and $60,983 in 2006)
Loans, Net of Allowance for Loan Losses of $1,999 in 2007, and $2,292 in 2006	96,902	89,424
Accrued Interest Receivable	1,675	1,259
Stock in Federal Home Loan Bank, at Cost	1,374	2,202
Premises and Equipment, Net	1,877	1,939
Other Assets	1,079	1,473

Total Assets	$270,944	$219,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2007	2006
	(In Thousands)
Deposits
Noninterest-bearing	$3,099	$4,095
Interest-bearing	140,530	146,240

Total Deposits	143,629	150,335
Borrowings	34,416	35,242
Advance Payments by Borrowers for Taxes and Insurance	1,582	3,269
Accrued Interest Payable	575	473
Other Liabilities	872	1,209

Total Liabilities	181,074	190,528

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common Stock—Par Value $.01, 40,000,000 Shares Authorized 6,345,732 Shares Issued and Outstanding in 2007	63	—
Additional Paid-in Capital	62,073	—
Unearned ESOP Shares	(4,950)	—
Retained Earnings	32,382	29,741
Accumulated Other Comprehensive Income (Loss)	302	(543)

Total Shareholders’ Equity	89,870	29,198

Total Liabilities and Equity Capital	$270,944	$219,726

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$6,421	$5,841	$5,779
Mortgage Backed Securities	4,376	4,499	4,326
Other Interest Earning Assets	2,626	1,909	1,110

Total Interest and Dividend Income	13,423	12,249	11,215

INTEREST EXPENSE
Deposits	4,166	3,576	2,825
Borrowings	1,390	1,758	2,090

Total Interest Expense	5,556	5,334	4,915

NET INTEREST INCOME	7,867	6,915	6,300
(RECOVERY) PROVISION FOR LOAN LOSSES	(268)	(458)	2,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,135	7,373	4,050

NON-INTEREST INCOME
Customer Service Fees	334	370	350
Other Income	167	143	261

Total Non-Interest Income	501	513	611

NON-INTEREST EXPENSES
Salaries and Employee Benefits	2,995	2,996	2,741
Occupancy Expense	1,022	619	681
Net Loss on Sales of Available-for-Sale Securities	20	92	—
Other Expenses	830	1,180	1,001

Total Non-Interest Expenses	4,867	4,887	4,423

INCOME BEFORE INCOME TAX EXPENSE	3,769	2,999	238
INCOME TAX EXPENSE	1,128	976	36

NET INCOME	$2,641	$2,023	$202

EARNINGS PER SHARE
Basic	$0.94	N/A	N/A
Diluted	$0.94	N/A	N/A

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)
NET INCOME	$2,641	$2,023	$202

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized Holding Gains (Losses) Arising During the Period	832	202	(880)
Reclassification Adjustment for Losses (Gains) Included in Net Income	13	61	—

Total Other Comprehensive Income (Loss)	845	263	(880)

COMPREHENSIVE INCOME (LOSS)	$3,486	$2,286	$(678)

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006, and 2005

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In Thousands)
BALANCES AT DECEMBER 31, 2004	—	—	—	$27,516	$74	$27,590
Net Income—Year Ended December 31, 2005	—	—	—	202	—	202
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	—	—	(880)	(880)

BALANCES AT DECEMBER 31, 2005	—	—	—	27,718	(806)	26,912
Net Income—Year Ended December 31, 2006	—	—	—	2,023	—	2,023
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	263	263

BALANCES AT DECEMBER 31, 2006	—	—	—	29,741	(543)	29,198
Issuance of Common Stock for Initial Public Offering, Net of $1.3 Million of Expenses	63	62,063	—	—	—	62,126
Stock Purchased for ESOP	—	—	(5,077)	—	—	(5,077)
ESOP Shares Released for Allocation (12,691 shares)	—	10	127	—	—	137
Net Income—Year Ended December 31, 2007	—	—	—	2,641	—	2,641
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	845	845

BALANCES AT DECEMBER 31, 2007	$63	$62,073	$(4,950)	$32,382	$302	$89,870

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,641	$2,023	$202
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	242	256	296
(Recovery) Provision for Loan Losses	(268)	(458)	2,250
Net Increase in ESOP Shares Earned	137	—	—
Discount Accretion Net of Premium Amortization	93	282	517
Gain on Insurance Settlement	—	—	(182)
Deferred Income Tax Expense (Benefit)	(640)	12	(450)
Loss (Gain) on Sale of Securities	20	92	—
Gain on Sale of Loans	(37)	(33)	(48)
Originations of Loans Held-for-Sale	(1,377)	(150)	(2,960)
Proceeds from Sales of Loans Held-for-Sale	1,397	150	2,992
(Increase) Decrease in Accrued Interest Receivable	(416)	321	(464)
Decrease (Increase) in Other Assets	481	(81)	8
Increase in Accrued Interest Payable	102	149	52
(Decrease) Increase in Other Liabilities	(219)	495	85

Net Cash Provided by Operating Activities	2,156	3,058	2,298

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	(1,219)	(842)	(1,188)
Purchase of Securities Available-for-Sale	(31,555)	(13,824)	(12,000)
Purchase of Securities Held-to-Maturity	(35,491)	(13,939)	(15,180)
Proceeds from Maturities of Certificates of Deposit	1,733	495	693
Proceeds from Maturities of Securities Available-for-Sale	13,693	15,530	25,970
Proceeds from Maturities of Securities Held-to-Maturity	15,241	11,880	13,676
Proceeds from Sales of Securities Available-for-Sale	1,980	5,907	—
Net Increase in Loans Receivable	(9,190)	(1,085)	(11,817)
Proceeds from Sales of Loans Held for Investing	1,998	4,634	3,439
Insurance Proceeds—Property Damage	—	—	300
Purchase of Property and Equipment	(181)	(178)	(208)
Net Decrease in Investment in
Federal Home Loan Bank Stock	828	606	590

Net Cash (Used in) Provided by Investing Activities	(42,163)	9,184	4,275

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2007	2006	2005
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Deposits	(6,706)	(6,910)	16,430
(Decrease) Increase in Advances by Borrowers for Taxes and Insurance	(1,687)	(2,126)	4,400
Proceeds from Stock Issuance	62,126	—	—
Decrease in Borrowings	(826)	(15,071)	(16,095)
Stock purchased for ESOP	(5,077)	—	—

Net Cash Provided by (Used in) Financing Activities	47,830	(24,107)	4,735

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,823	(11,865)	11,308
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,825	15,690	4,382

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,648	$3,825	$15,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$5,454	$5,185	$4,862

Income Taxes	$1,044	$1,166	$386

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOUISIANA BANCORP, INC. (the Company) was organized as a Louisiana corporation on March 16, 2007, for the purpose of becoming the holding company of Bank of New Orleans (the Bank) in anticipation of converting the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. In July 2007, the Company completed the conversion. The Bank operates in the banking/savings and loan industry and, as such, attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, family residences and other properties.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of New Orleans. All significant inter-company balances and transactions have been eliminated in consolidation.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Subsidiary Bank’s activities are with customers located within the greater New Orleans area in Louisiana. Note B discusses the types of securities in which the Bank invests. Note C discusses the types of lending in which the Bank engages. The Bank does not have any significant concentrations in any one industry or to any one customer.

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

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENT SECURITIES (Continued)

Securities designated as held-to-maturity are stated at cost adjusted for amortization of the related premiums and accretion of discounts, using the interest method. The Company has the positive intent and ability to hold these securities to maturity.

The Company held no trading securities as of December 31, 2007 or 2006.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Bank grants one-to-four family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sales agreements. A substantial portion of the loan portfolio is represented by mortgage loans throughout the greater New Orleans area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected. The Bank calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS (Continued)

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

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Buildings	20 - 40 Years
Furniture, Fixtures and Equipment	3 - 10 Years
Automobiles	5 Years

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $200,000, $169,000, and $146,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B

SECURITIES

A summary of securities classified as available-for-sale at December 31, 2007 and 2006, with gross unrealized gains and losses, is as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$909	$31	$—	$940
FNMA	21,452	111	(80)	21,483
FHLMC	9,679	78	(12)	9,745

	32,040	220	(92)	32,168
U.S. Government and Agency Obligations	40,138	332	(2)	40,468

	$72,178	$552	$(94)	$72,636

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities
GNMA	$1,087	$27	$—	$1,114
FNMA	25,762	16	(689)	25,089
FHLMC	7,983	—	(171)	7,812

	34,832	43	(860)	34,015
U.S. Government and Agency Obligations	21,682	45	(51)	21,676

	$56,514	$88	$(911)	$55,691

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B

SECURITIES (Continued)

A summary of securities classified as held-to-maturity at December 31, 2007 and 2006, with gross unrealized gains and losses, is as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
Mortgage-Backed Securities
GNMA	$1,761	$62	$—	$1,823
FNMA	43,203	532	(79)	43,656
FHLMC	29,729	358	(50)	30,037

	74,693	952	(129)	75,516
U.S. Government and Agency Obligations	3,500	34	—	3,534
Municipal Obligations
Revenue Bonds	550	24	—	574
General Obligation Bond	2,900	98	—	2,998

	3,450	122	—	3,572

	$81,643	$1,108	$(129)	$82,622

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
Mortgage-Backed Securities
GNMA	$2,460	$55	$(5)	$2,510
FNMA	40,569	153	(502)	40,220
FHLMC	14,516	33	(149)	14,400

	57,545	241	(656)	57,130
U.S. Government and Agency Obligations	298	—	—	298
Municipal Obligations
Revenue Bonds	550	21	—	571
General Obligation Bond	2,896	88	—	2,984

	3,446	109	—	3,555

	$61,289	$350	$(656)	$60,983

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B

SECURITIES (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2007, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)
Amounts Maturing in:
Within One Year	$24,238	$24,304	$30	$30
One to Five Years	19,046	19,189	7,014	7,172
Five to Ten Years	18,835	19,025	13,371	13,555
Over Ten Years	10,059	10,118	61,228	61,865

	$72,178	$72,636	$81,643	$82,622

During the year ended December 31, 2007, the Company sold available-for-sale investment securities for $1,980,000, resulting in realized losses of $20,000. During the year ended December 31, 2006, the Company sold available-for-sale investment securities for $5,907,000, resulting in realized losses of $92,000. There were no sales of investment securities during the year ended December 31, 2005.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B

SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2007
Mortgage-Backed Securities
FNMA	$—	$—	$80	$13,974
FHLMC	—	—	12	5,675

	—	—	92	19,649
U.S. Government and Agency Obligations	2	1,498	—	—

Total	$2	$1,498	$92	$19,649

December 31, 2006
Mortgage-Backed Securities
FNMA	$—	$—	$690	$23,375
FHLMC	—	—	170	7,813

	—	—	860	31,188
U.S. Government and Agency Obligations	21	8,775	30	1,970

Total	$21	$8,775	$890	$33,158

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B

SECURITIES (Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	527	77	11,543
FHLMC	5	752	45	4,132

	$7	$1,279	$122	$15,675

December 31, 2006
Mortgage-Backed Securities
GNMA	$—	$—	$5	$452
FNMA	56	7,429	446	22,049
FHLMC	27	7,540	122	4,910

	$83	$14,969	$573	$27,411

The unrealized losses on the Company’s investments were caused by interest rate increases. The Company purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007 or 2006.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C

LOANS

A summary of the balances of loans follows:

	December 31,
	2007	2006
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1—4 Family Residential	$46,437	$45,594
Multi-Family Residential, Commercial and Land	40,215	33,995

Total Real Estate Loans	86,652	79,589

Consumer and Other Loans:
Student Loans	2,133	2,654
Loans Secured by Deposits	530	520
Home Equity Loans and Lines	8,702	8,511
Other	1,260	832

Total Consumer and Other Loans	12,625	12,517

Less:
Allowance for Loan Losses	(1,999)	(2,292)
Net Deferred Loan Origination Costs	(376)	(390)

Loans, Net	$96,902	$89,424

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance, Beginning of Year	$2,292	$2,760	$515
(Recovery) Provision for Losses	(268)	(458)	2,250
Loans Charged-off	(25)	(10)	(5)

Balance, End of Year	$1,999	$2,292	$2,760

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C

LOANS (Continued)

In response to widespread damages caused by Hurricane Katrina (see Note Q) the Bank established in 2005, a total provision of approximately $2.2 million based on management’s consideration of loans in the most heavily damaged areas. Management is continuing to assess the ability of borrowers to honor their loan commitments and the likely deterioration of collateral values underlying such loans in the affected areas. Based on its present assessment, management is of the opinion that any loan losses related to this event will not exceed the established allowances and will not materially affect the financial position of the Bank, the results of its operations or its cash flows.

Loans receivable as of December 31, 2007, are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

Fixed Rate Loans:
One Year or Less	$2,605
After One Through Five Years	7,282
After Five Through Ten Years	24,740
After Ten Years	52,563

87,190

Variable Rate Loans:
Quarterly or More Frequently	8,118
Between 3 and 12 Months	3,503
After One Through Five Years	466

12,087

$99,277

In the ordinary course of business, the Bank has granted loans to directors, executive officers and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. An analysis of the changes in loans to such borrowers follows:

	December 31,
	2007	2006
	(In Thousands)
Balance, Beginning of Year	$2,460	$2,558
Additions	300	556
Payments and Renewals	(196)	(654)

Balance, End of Year	$2,564	$2,460

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C

LOANS (Continued)

Non-accrual loans amounted to approximately $843,000 and $875,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007 the Bank did not hold any renegotiated loans. Renegotiated loans for which interest rates have been reduced amounted to approximately $2,000 at December 31, 2006. The effect of the interest not recorded on these loans under their original terms did not have a significant effect on net earnings in 2007 or 2006. The Bank has no commitments to lend additional funds to these borrowers.

NOTE D

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2007 and 2006, consists of the following:

	December 31,
	2007	2006
	(In Thousands)
Loans	$533	$489
Investments	680	381
Mortgage-Backed Securities	462	386
Other	—	3

Total Accrued Interest	$1,675	$1,259

NOTE E

PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2007	2006
	(In Thousands)
Land, Buildings and Improvements	$3,770	$3,720
Furniture and Fixtures	1,664	1,636
Automobiles	98	98

	5,532	5,454
Accumulated Depreciation and Amortization	(3,655)	(3,515)

	$1,877	$1,939

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was approximately $242,000, $256,000, and $296,000, respectively.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F

DEPOSITS

Interest bearing deposit account balances at December 31, 2007 and 2006, are summarized as follows:

	Weighted Average Rate at December 31,		Account Balances at December 31,
			2007		2006
	2007	2006	Amount	Percent	Amount	Percent
			(In Thousands)
Demand Deposit Accounts	0.33%	0.34%	$26,937	19.17%	$27,753	18.98%
Savings Accounts	0.50%	0.50%	20,052	14.27%	21,177	14.48%
Certificates of Deposit	4.25%	3.50%	93,541	66.56%	97,310	66.54%

			$140,530	100.00%	$146,240	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006, was $19,619,000 and $17,541,000, respectively. Deposit accounts are insured by the FDIC up to $100,000 each per insured depositor.

Certificates of deposit at December 31, 2007, mature as follows (in thousands):

Certificate Accounts Maturing:
One Year or Less	$66,237	70.81%
One to Two Years	9,516	10.17%
Two to Three Years	6,538	6.99%
Three to Five Years	11,250	12.03%

	$93,541	100.00%

Interest expense by deposit type for each of the following periods is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Certificates of Deposit	$3,953	$3,349	$2,635
Interest Bearing Demand Deposits	90	108	86
Savings Accounts	123	119	104

	$4,166	$3,576	$2,825

The Bank held deposits of approximately $1,451,000 and $1,801,000 for related parties at December 31, 2007 and 2006, respectively.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G

BORROWINGS

FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized on FHLB Advances in 2007, 2006 and 2005, was $1,335,000, $1,758,000, and $2,090,000, respectively.

Advances consisted of the following at December 31, 2007 and 2006, respectively.

Contract Rate	FHLB Advance Total
	2007	2006
	(In Thousands)
2% - 2.99%	$187	$3,421
3% - 3.99%	3,633	10,141
4% - 4.99%	14,161	12,994
5% - 5.99%	6,435	7,787
6% - 6.99%	—	899

	$24,416	$35,242

Maturities of FHLB Advances at December 31, 2007, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2008	$11,187
2009	4,000
2010	1,086
2011	4,778
2012	1,203
Thereafter	2,162

$24,416

REVERSE REPURCHASE AGREEMENTS

Periodically, the Bank accesses other borrowing sources as a source of liquidity and term funding. These borrowings are structured as reverse repurchase agreements and are secured by US Government or US Agency collateral. Reverse repurchase agreements totaled $10,000,000 and $-0- at December 31, 2007 and 2006, respectively. Interest expense recognized on reverse repurchase agreements totaled $55,000 and $-0- for the years ending December 31, 2007 and 2006, respectively.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H

INCOME TAX EXPENSE

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	2007	2006
	(In Thousands)
Deferred Tax Assets
Market Value Adjustment to Available-for-Sale Securities	$—	$280
Deferred Loan Fees	128	133
Allowance for Loan Losses	379	446
Deferred Compensation	123	185

Total Deferred Tax Assets	630	1,044

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(156)	—
FHLB Stock Dividends	(164)	(226)
Other	(36)	(126)

Total Deferred Tax Liabilities	(356)	(352)

Net Deferred Tax Asset	$274	$692

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987. At December 31, 2007, retained earnings included approximately $1,400,000 representing such bad debt deductions for which the related deferred income taxes of approximately $476,000 have not been provided.

The provision for income taxes for 2007, 2006 and 2005, consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Currently Payable	$1,768	$964	$486
Deferred Tax Expense (Benefit)	(640)	12	(450)

	$1,128	$976	$36

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H

INCOME TAX EXPENSE (Continued)

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	Years Ended December 31,
	2007		2006		2005
Expected Tax Provision	$1,281	34.0%	$1,020	34.0%	$81	34.0%
Non-Deductible Expenses	4	0.1	6	0.1	2	0.6
Effect of Tax Exempt Income	(46)	(1.2)	(46)	(1.5)	(46)	(19.3)
Other	(111)	(2.9)	(4)	—	(1)	—

	$1,128	30.0	$976	32.6	$36	15.3

NOTE I

COMPREHENSIVE INCOME

Comprehensive income was comprised of changes in the Bank’s unrealized holding gains or losses on securities available-for-sale during 2007, 2006 and 2005. The components of comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Gross Unrealized Holding
Gains (Losses) Arising During the Period	$1,261	$306	$(1,333)
Tax (Expense) Benefit	(429)	(104)	453

	832	202	(880)

Reclassification Adjustment for Losses (Gains) Included in Net Income	20	92	—
Tax (Benefit) Expense	(7)	(31)	—

	13	61	—

Net Unrealized Holding Gains (Losses) Arising During the Period	$845	$263	$(880)

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J

REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of December 31, 2007, the Bank meets all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2007 and 2006, are presented in the following tables:

December 31, 2007	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible Capital	$58,084	23.52%	$3,704	1.50%	N/A	N/A
Tangible Equity Ratio	58,084	23.52%	4,939	2.00%	N/A	N/A
Core/Leverage Capital	58,084	23.52%	7,408	3.00%	$12,347	5.00%
Tier 1 Risk-Based Capital	57,906	57.72%	4,013	4.00%	6,020	6.00%
Total Risk-Based Capital	59,165	58.97%	8,026	8.00%	10,033	10.00%

December 31, 2006

Tangible Capital	$29,741	13.51%	$3,302	1.50%	N/A	N/A
Tangible Equity Ratio	29,741	13.51%	4,403	2.00%	N/A	N/A
Core/Leverage Capital	29,741	13.51%	6,605	3.00%	$11,008	5.00%
Tier 1 Risk-Based Capital	29,563	32.80%	3,605	4.00%	5,408	6.00%
Total Risk-Based Capital	30,695	34.06%	7,210	8.00%	9,013	10.00%

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J

REGULATORY MATTERS (Continued)

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	2007	2006
	(In Thousands)
Capital Under GAAP	$58,281	$29,198
Unrealized (Gains) Losses on Available-for-Sale Securities	(197)	543

Tier 1 Capital	58,084	29,741
Allowance for Loan Losses	1,259	1,132
Recourse Obligations	(178)	(178)

Total-Risk Based Capital	$59,165	$30,695

NOTE K

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to credit related commitments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and commitments to sell loans. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

As of December 31, 2007 and 2006, the Bank had made various commitments to extend credit totaling approximately $12,616,000 and $13,148,000, respectively, and had no commitments to sell loans at a loss. Of the $12,616,000 of outstanding commitments at December 31, 2007, approximately $6,780,000 were for fixed rate loans with interest ranging from 6.5% to 9% and approximately $5,836,000 were for variable rate loans with interest ranging from 6.62% to 10.75%. No material losses or gains are anticipated as a result of these transactions.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L

COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Bank conducts certain of its operations in leased facilities. At December 31, 2007, minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,
2008	$57
2009	44
2010	31
2011	31
2012	31
Thereafter	102

$296

Total rent expense incurred by the Bank under leases amounted to $57,000, $55,000 and $52,000 for each of the years ended December 31, 2007, 2006, and 2005, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

The Bank is the lessor of office space to a director of the Bank, under an operating lease expiring in 2009. Terms of the lease are at current market conditions and rates. Minimum future rentals to be received on non-cancelable leases as of December 31, 2007, are as follows (in thousands):

Years Ending December 31,
2008	$17
2009	4

$21

Total rental income from this lease amounted to $17,000, $17,000 and $13,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L

COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into employment contracts with key employees. These compensation commitments expire as follows:

Years Ending December 31,
2008	$293,931
2009	293,931
2010	293,931

$881,793

NOTE M

CONCENTRATION OF CREDIT RISK

In accordance with industry practices, the Bank has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

NOTE N

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount of cash and due from financial institutions, federal funds sold and short-term investments approximate fair values.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities

Fair values for securities, excluding Federal Home Loan Bank Stock, are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable, Net

The fair values of loans are estimated through discounted cash flow analysis, using current rates at which loans with similar terms would be made to borrowers with similar credit quality. Appropriate adjustments are made to reflect probable credit losses. The carrying amount of accrued interest on loans approximated its fair value.

Federal Home Loan Bank Stock

The carrying value of Federal Home Loan Bank Stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Deposit Liabilities

SFAS No. 107 specifies that the fair value of deposit liabilities with no defined maturity is the amount payable on demand at the reporting date, i.e., their carrying or book value. These deposits include interest and non-interest bearing checking, passbook, and money market accounts. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates of similar remaining maturities to a schedule of aggregate expected cash flows on time deposits.

Advances from the Federal Home Loan Bank

The fair value of fixed rate borrowings is estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amount of accrued interest approximates its fair value.

Off-Balance Sheet Instruments

Off-balance sheet financial instruments include commitments to extend credit and undisbursed lines of credit. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the marketplace, adjusted for changes in terms and credit risk as appropriate.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$11,648	$11,648	$3,825	$3,825
Certificates of Deposits	2,110	2,110	2,624	2,622
Securities	154,279	155,258	116,980	116,674

Loans	98,901	99,505	91,558	90,873
Less Allowance for Loan Losses	(1,999)	(1,999)	(2,292)	(2,292)

Loans, Net of Allowance	96,902	97,506	89,266	88,581

Financial Liabilities:
Deposits	$143,629	$144,052	$150,335	$149,325
Borrowings	34,416	34,696	35,242	34,898
Unrecognized Financial Instruments:
Commitments to Extend Credit	$12,616	$12,212	$13,148	$13,015

NOTE O

EMPLOYEE BENEFITS

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements. Contributions to the plan are made at the discretion of the Board of Directors. The 401(k) expense amounted to approximately $13,000, $12,000 and $11,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures, and were approximately $28,000, $208,000 and $194,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank adopted a Supplemental Executive Retirement Plan (SERP) during 2006 for its Chief Executive Officer. The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013, in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years. In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years. In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period. In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary. As of December 31, 2007 and 2006, $78,000 and $276,000, respectively, was accrued in accordance with this agreement. The Bank’s future funding obligation for this plan is as follows: December 31, 2008 through 2011—$64,021 per year.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O

EMPLOYEE BENEFITS (Continued)

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer. The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive annual base pay. The initial credit to the account was made on December 31, 2007 in the amount of $8,000. The account will be credited with earnings on an annual basis at a rate to be determined by the Board of Directors. The Executive will be fully vested (100%) in his Accumulation Account at age 65. The Plan provides for partial vesting when the Executive receives the “Early Retirement Age” of 55 and remains in the employ of the Bank. Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account. Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age. Notwithstanding, the other provisions of the agreement, the Executive will be 100% in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control.

NOTE P

RELATED PARTY TRANSACTIONS

The Bank purchased insurance policies from one of its directors totaling $132,000, $88,000 and $32,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE Q

HURRICANE KATRINA

On August 29, 2005, Hurricane Katrina made landfall on the Louisiana-Mississippi Gulf Coast. The storm severely impacted the New Orleans metropolitan area. Certain of the Bank’s offices were damaged in the hurricane, but those damages were covered by insurance. The Bank recorded a gain of approximately $182,000 in 2005, representing the difference between the insurance proceeds of $300,000 received in 2005, and the net book value of the damaged assets written off totaling $118,000. In connection with the effect of the hurricane and its normal practices, the Bank reviewed its loan portfolio and increased its allowance for loan losses as described in Note C.

Included in “advances by borrowers for taxes and insurance repairs” on the accompanying balance sheet as of December 31, 2007 and 2006, is approximately $472,000 and $2 million, respectively, representing insurance proceeds that were payable jointly to the customers and the bank, which are being held in escrow by the Bank until the required repairs are made to the properties pledged against the customers’ loans. Depending on the dollar amount of repairs, the Bank’s customers were either required to submit receipts for the repairs, or an external inspection was performed.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R

EMPLOYEE STOCK OWNERSHIP PLAN

During 2007, Louisiana Bancorp, Inc. instituted an employee stock ownership plan. The Louisiana Bancorp Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.

The ESOP purchased eight percent of the shares offered in the initial public offering of the Company (507,659 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $5,077,000. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. The corresponding note is to be paid back in 80 equal quarterly payments of $130,000 on the last business day of each quarter, beginning September 30, 2007, at the rate of 8.25%. The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

The Company may contribute to the plan, in the form of debt service, at the discretion of its Board of Directors. Dividends received on the ESOP shares are utilized to service the debt. Shares are released for allocation to plan participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to plan participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense was approximately $137,000, $-0-, and $-0- for the years ended December 31, 2007, 2006 and 2005, respectively.

The ESOP shares as of December 31, 2007 and 2006, were as follows:

	2007	2006
Allocated Shares	—	—
Shares Released for Allocation	12,691	—
Unreleased Shares	494,968	—

Total ESOP Shares	507,659	—

Fair Value of Unreleased Shares (in thousands)	$5,192	$—

Stock Price at December 31	$10.49	$—

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S

RECOGNITION AND RETENTION PLAN

On February 14, 2008, the shareholders of the Company approved the establishment of the Louisiana Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement (the Recognition Plan) as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan are 253,829. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award for any reason, the recipient shall forfeit the right to any shares subject to the award that have not been earned.

The cost associated with the Recognition Plan will be based on the market price of the Company’s stock on the date the Recognition Plan shares were granted. The cost will be recognized over five years. As of December 31, 2007, there were no shares purchased by or granted under the Recognition Plan. On February 14, 2008 the Company granted 221,177 shares under the Recognition Plan.

NOTE T

STOCK OPTION PLAN

On February 14, 2008, the shareholders of the Company approved the establishment of the Louisiana Bancorp, Inc. 2007 Stock Option Plan (the Option Plan) for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for issuance under the Option Plan are 634,573. Both incentive stock options and non-qualified stock options may be granted under the plan.

Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. The Company will account for the Option Plan under the guidance of SFAS No. 123(R). As of December 31, 2007, there were no shares granted under the Option Plan. On February 14, 2008, the Company granted 459,197 shares under the Option Plan.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U

EARNINGS PER COMMON SHARE

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. The Company had no securities outstanding during the year ended December 31, 2007, that would have a dilutive effect on earnings per share.

	2007	2006	2005
(Dollars in Thousands, Except Per Share Data)
Numerator:
Net Income	$2,641	$2,023	$202
Effect of Dilutive Securities	—	—	—

Numerator for Diluted Earnings Per Share	$2,641	$2,023	$202

Denominator:
Weighted-Average Shares Outstanding	2,815,101	N/A	N/A
Effect of Potentially Dilutive Securities	—

Denominator for Diluted Earnings Per Share	2,815,101

Earnings Per Share
Basic	$0.94

Diluted	$0.94

Cash Dividends Per Share	$—

The following table presents the components of average outstanding shares:

Average Common Shares Issued	3,059,855	N/A	N/A
Average Unearned ESOP Shares	(244,754)

	2,815,101

Due to the abbreviated year during 2007, the denominator used in the earnings per share calculation is lower than would have been presented if the Company had been public for a full year.

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V

CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.

CONDENSED BALANCE SHEET

(Dollars in Thousands)

December 31, 2007
ASSETS

Cash and Cash Equivalents	$5,873
Certificates of Deposits	130
Securities Available for Sale, at Fair Value	20,448
Investment in Subsidiary	63,231
Loan to ESOP	5,017
Accrued Interest Receivable	202
Other Assets	22

Total Assets	$94,923

LIABILITIES AND SHAREHOLDERS’ EQUITY

Due to Subsidiary	$11
Other Liabilities	92

Total Liabilities	103

Total Shareholders’ Equity	94,820

Total Liabilities and Shareholders’ Equity	$94,923

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V

CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY (Continued)

LOUISIANA BANCORP, INC.

STATEMENT OF OPERATIONS

For the Year Ending December 31, 2007

(Dollars in Thousands)

INCOME
Interest Income ESOP Loan	$200
Interest Income Investment Securities	402
Other Interest Income	167

Total Income	769

OPERATING EXPENSES	132

INCOME BEFORE INCOME TAXES AND UNDISTRIBUTED EARNINGS OF SUBSIDIARY	637
FEDERAL INCOME TAX EXPENSE	(216)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	1,469

NET INCOME	$1,890

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY (Continued)

LOUISIANA BANCORP, INC.

STATEMENTS OF CASH FLOWS

For the Year Ending December 31, 2007

(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,890
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	(1,469)
Discount Accretion Net of Premium Amortization	(10)
Increase in Accrued Interest Receivable	(202)
Increase in Other Assets	(22)
Increase in Due to Subsidiary	11
Increase in Other Liabilities	37

Net Cash Provided by Operating Activities	235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Certificates of Deposit	(130)
Purchases of Investment Securities—Available-for-Sale	(25,556)
Proceeds from Maturities of Investment Securities—Available-for-Sale	5,278
ESOP Loan to Subsidiary	(5,077)
Repayments of ESOP Loan by Subsidiary	59
Investment in Subsidiary	(31,063)

Net Cash Used in Investing Activities	(56,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Common Stock Offering	62,127

Net Cash Provided by Financing Activities	62,127

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,873
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	—

CASH AND CASH EQUIVALENTS—END OF YEAR	$5,873

LOUISIANA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W

PLAN OF REORGANIZATION AND STOCK ISSUANCE

As disclosed in Note A, on March 16, 2007, Bank of New Orleans completed its reorganization to a federally-chartered stock savings bank and formed Louisiana Bancorp, Inc. to serve as the stock holding company for the Bank. In connection with the reorganization, the Company sold 6,345,732 shares of its common stock at $10.00 per share. The Company’s ESOP purchased 507,659 shares, financed by a loan from the Company. The net proceeds from the sale of this stock were approximately $62,126,000, and the cost associated with the stock conversion was approximately $1,300,000.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held in May 2008 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.bankofneworleans.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

On February 14, 2008, the stockholders of the Company approved the Louisiana Bancorp, Inc. 2007

Stock Option Plan and the Louisiana Bancorp, Inc. 2007 Recognition and Retention Plan and Trust. Pursuant to the terms of the stock option plan, options to acquire up to 634,573 shares of common stock of the Company may be granted to employees and non-employee directors of the Company and the Bank. Pursuant to the terms of the recognition and retention plan, up to 253,829 shares of restricted common stock of the Company may be granted to employees and non-employee directors of the Company and the Bank.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)
3.2	Bylaws of Louisiana Bancorp, Inc.	(1)
4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)
10.1	Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(1)
10.2	Supplement Executive Retirement Plan with John LeBlanc*	(1)
10.3	Directors Deferred Compensation Plan*	(1)
10.4	Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(2)
10.5	Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(2)
10.6	Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(2)
10.7	Employment Agreement between Bank of New Orleans and John LeBlanc*	(2)
10.8	2007 Stock Option Plan*	(3)
10.9	2007 Recognition and Retention Plan and Trust Agreement*	(3)
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—
23.1	Consent of LaPorte, Sehrt, Romig & Hand	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of July 9, 2007.
(3)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 25, 2008	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. LeBon, III	Chairman of the Board, President	March 25, 2008
Lawrence J. LeBon, III	and Chief Executive Officer (principal executive officer)

/s/ John LeBlanc	Senior Vice President and	March 25, 2008
John LeBlanc	Chief Financial Officer (principal financial and principal accounting officer)

	Director	March , 2008
Mark F. Eagan, Jr.

/s/ Michael E. Guarisco	Director	March 25, 2008
Michael E. Guarisco

/s/ Gordon K. Konrad	Director	March 25, 2008
Gordon K. Konrad

/s/ Brian G. LeBon, Sr.	Director	March 25, 2008
Brian G. LeBon, Sr.

/s/ Ivan J. Miestchovich	Director	March 25, 2008
Ivan J. Miestchovich