Form 10-Q
period 2008-03-31
LOUISIANA BANCORP INC
filed 2008-05-13
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2008, there were 6,345,732 shares of the Registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks	$1,682	$1,450
Short-term Interest-bearing Deposits in other Banks	9,426	10,198

Total Cash and Cash Equivalents	11,108	11,648
Certificates of Deposit	2,011	2,110
Securities Available-for-Sale, at Fair Value (Amortized Cost of $68,610 at March 31,2008 and $72,178 at December 31, 2007)	69,686	72,636
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $104,119 at March 31, 2008 and $82,622 at December 31, 2007)	102,113	81,643
Loans, Net of Allowance for Loan Losses of $1,982 at March 31, 2008 and $1,999 at December 31, 2007	100,478	96,902
Accrued Interest Receivable	1,531	1,675
Stock in Federal Home Loan Bank, at Cost	1,390	1,374
Premises and Equipment, Net	1,823	1,877
Other Assets	862	1,079

Total Assets	$291,002	$270,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$6,193	$3,099
Interest-bearing	142,566	140,530

Total Deposits	148,759	143,629
FHLB Advances and other Borrowings	48,268	34,416
Advance Payments by Borrowers for Taxes and Insurance	1,238	1,582
Accrued Interest Payable	609	575
Other Liabilities	1,454	872

Total Liabilities	$200,328	$181,074

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 6,345,732 shares issued and outstanding at March 31, 2008 and at December 31, 2007	$63	63
Additional Paid-in-Capital	62,098	62,073
Unearned ESOP Shares	(4,950)	(4,950)
Unearned Recognition and Retention Plan Shares	(250)	—
Retained Earnings	33,003	32,382
Accumulated Other Comprehensive Income	710	302

Total Shareholders’ Equity	90,674	89,870

Total Liabilities and Shareholders’ Equity	$291,002	$270,944

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,683	$1,551
Mortgage Backed Securities	1,420	1,039
Investment Securities	561	312
Other Interest Bearing Deposits	153	62

Total Interest and Dividend Income	3,817	2,964
INTEREST EXPENSE
Deposits	1,030	1,013
Borrowings	419	387

Total Interest Expense	1,449	1,400

NET INTEREST INCOME	2,368	1,564

(RECOVERY) FOR LOAN LOSSES	(17)	(4)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	2,385	1,568

NON-INTEREST INCOME
Customer Service Fees	76	96
Other Income	35	12

Total Non-Interest Income	111	108

NON-INTEREST EXPENSES
Salaries and Employee Benefits	919	745
Occupancy Expense	255	250
Other Expenses	395	180

Total Non-Interest Expenses	1,569	1,175

INCOME BEFORE INCOME TAX EXPENSE	927	501
INCOME TAX EXPENSE	306	159

NET INCOME	$621	$342

EARNINGS PER SHARE
Basic	$0.11	N/A
Diluted	$0.11	N/A

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2008	2007
NET INCOME	$621	$342
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized Holding Gains Arising During the Period	408	157
Reclassification Adjustment for Losses Included in Net Income	—	—

Total Other Comprehensive Income	408	157

COMPREHENSIVE INCOME	$1,029	$499

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2006	—	—	—	—	$29,741	$(543)	$29,198
Net Income – Three Months Ended March 31, 2007					342		342
Other Comprehensive Gains, Net of Applicable Deferred Income Taxes	—	—	—	—	—	157	157

Balances At March 31, 2007	—	—	—	—	$30,083	$(386)	$29,697

BALANCES AT DECEMBER 31, 2007	63	62,073	(4,950)	—	32,382	302	89,870
Net Income – Three Months Ended March 31, 2008					621		621
Other Comprehensive Gains, Net of Applicable Deferred Income Taxes						408	408
Stock Purchased for Recognition and Retention Plan				(250)			(250)
Stock Option Expense		25					25

Balances at March 31, 2008	$63	$62,098	$(4,950)	$(250)	$33,003	$710	$90,674

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$621	$342

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	59	63
Recovery for Loan Losses	(17)	(4)
Stock-based Compensation	25	—
Discount (Accretion) Net of Premium Amortization	(31)	44
Deferred Income Tax Benefit	(7)	—
Gain on Sale of Loans	(11)	(4)
Originations of Loans Held-for-Sale	(445)	—
Proceeds from Sales of Loans Held-for-Sale	442	—
Decrease in Accrued Interest Receivable	144	64
Decrease (Increase) in Other Assets	14	(27)
Increase (Decrease) in Accrued Interest Payable	34	(15)
Increase (Decrease) in Other Liabilities	582	(70)

Net Cash Provided by Operating Activities	$1,410	$393

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	$(594)	(198)
Purchase of Securities Available-for-Sale	(7,769)	—
Purchase of Securities Held-to-Maturity	(24,082)	—
Proceeds from Maturities of Certificates of Deposits	693	1,188
Proceeds from Maturities of Securities Available-for-Sale	11,310	1,967
Proceeds from Maturities of Securities Held-to-Maturity	3,670	3,095
Proceeds from Sales of Securities Available-for-Sale	—	—
Net Decrease (Increase) in Loans Receivable	(4,091)	(4,375)
Proceeds from Sales of Loans Held for Investment	546	674
Purchase of Property and Equipment	(5)	(56)
Net Decrease (Increase) in Investment in Federal Home Loan Bank Stock	(15)	386

Net Cash (Used in) Provided by Investing Activities	$(20,337)	$2,681

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits	5,129	(2,471)
Decrease in Advances by Borrowers for Taxes and Insurance	(344)	(352)
Increase (Decrease) in Borrowings	13,852	(1,104)
Stock Purchased for ESOP	(250)	—

Net Cash Provided by (Used in) Financing Activities	$18,387	$(3,927)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(540)	(853)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,648	3,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,108	$2,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$1,414	$1,415
Income Taxes	$10	$—

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF OPERATIONS

The Bank is a Federal stock form savings bank which attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, single family residences and other properties, as well as those for other consumer needs.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s activities are with customers located within the greater New Orleans area in Louisiana. Note B summarizes the types of securities in which the Bank invests. Note C summarizes the types of lending in which the Bank engages. The Bank does not have any significant concentrations in any one industry or to any one customer.

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

The Bank held no trading securities as of March 31, 2008 or December 31, 2007.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Bank grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sale agreements. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties located throughout the greater New Orleans area. The ability of the Bank’s debtors to honor their contracts is dependent, in part, upon the real estate and general economic conditions in this area.

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

ADVERTISING COSTS

The Bank expenses advertising costs as incurred. Advertising costs were $44,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively.

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

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$39,090	$594	$—	$39,684

Mortgage-Backed Securities:
GNMA	902	$38	—	940
FNMA	19,958	309	(14)	20,253
FHLMC	8,660	149	—	8,809

Total Mortgage-Backed Securities	29,520	496	(14)	30,002

Total Securities Available-for-Sale	$68,610	$1,090	$(14)	$69,686

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$40,138	$332	$(2)	$40,468

Mortgage-Backed Securities:
GNMA	909	$31	—	940
FNMA	21,452	111	(80)	21,483
FHLMC	9,679	78	(12)	9,745

Total Mortgage-Backed Securities	32,040	220	(92)	32,168

Total Securities Available-for-Sale	$72,178	$552	$(94)	$72,636

A summary of securities classified as held-to-maturity at March 31, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$3,500	$49	$—	$3,549
Municipal Obligations:
Revenue Bonds	550	30	—	580
General Obligation Bonds	2,901	129	—	3,030

Total Municipal Obligations	3,451	159	—	3,610

Mortgage-Backed Securities:
GNMA	1,647	72	—	1,719
FNMA	64,806	1,068	(26)	65,848
FHLMC	28,709	693	(9)	29,393

Total Mortgage-Backed Securities	95,162	1,833	(35)	96,960

Total Securities-Held-to-Maturity	$102,113	$2,041	$(35)	$104,119

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$3,500	$34	$—	$3,534
Municipal Obligations:
Revenue Bonds	550	24	—	574
General Obligation Bond	2,900	98	—	2,998

Total Municipal Obligations	3,450	122	—	3,572

Mortgage-Backed Securities:
GNMA	1,761	62	—	1,823
FNMA	43,203	532	(79)	43,656
FHLMC	29,729	358	(50)	30,037

Total Mortgage-Backed Securities	74,693	952	(129)	75,516

Total Securities-Held-to-Maturity	$81,643	$1,108	$(129)	$82,622

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2008, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$20,741	$21,025	$19	$19
One to Five Years	24,113	24,341	7,138	7,355
Five to Ten Years	13,021	13,418	14,600	14,926
Over Ten Years	10,735	10,902	80,356	81,820

	$68,610	$69,686	$102,113	$104,120

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2008
U.S. Government and Agency Obligations	$—	$—	$—	$—

Mortgage-Backed Securities:
FNMA	—	—	14	1,328
FHLMC	—	—	1	928

Total Mortgage-Backed Securities	—	—	15	2,256

Total	$—	$—	$15	$2,256

December 31, 2007
U.S. Government and Agency Obligations	$2	$1,498	$—	$—

Mortgage-Backed Securities:
FNMA	—	—	80	13,974
FHLMC	—	—	12	5,675

Total Mortgage-Backed Securities	—	—	92	19,649

Total	$2	$1,498	$92	$19,649

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2008
Mortgage-Backed Securities:
GNMA	$—	$—	$—	$—
FNMA	19	4,759	6	828
FHLMC	—	—	9	1,015

Total	$19	$4,759	$15	$1,843

December 31, 2007
Mortgage-Backed Securities:
GNMA	$—	$—	$—	$—
FNMA	2	527	77	11,543
FHLMC	5	752	45	4,132

Total	$7	$1,279	$122	$15,675

The unrealized losses on the Bank’s investments were caused by interest rate increases. The Bank purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank did not consider these investments to be other-than-temporarily impaired at March 31, 2008 or December 31, 2007.

NOTE C – LOANS

A summary of the balances of loans follows:

	March 31, 2008	December 31, 2007
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$45,536	$46,437
Multi-Family Residential, Commercial and Land	44,444	40,215

Total Real Estate Loans	89,980	86,652

Consumer and Other Loans:
Student Loans	2,175	2,133
Loans Secured by Deposits	313	530
Home Equity Loans and Lines	9,005	8,702
Other	1,351	1,260

Total Consumer and Other Loans	12,844	12,625

Less:
Allowance for Loan Losses	(1,982)	(1,999)
Net Deferred Loan Origination Costs	(364)	(376)

Loans, Net	$100,478	$96,902

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Balance, Beginning of Period	$1,999	$2,292
Reduction of Provision for Losses	(17)	(268)
Loans Charged-off, net of recoveries	—	(25)

Balance, End of Period	$1,982	$1,999

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $300,000 and $502,000 at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the Bank did not hold any loans classified as troubled debt restructurings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of March 31, 2008 and December 31, 2007, the Bank met all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at March 31, 2008 and December 31, 2007, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
March 31, 2008
Tangible Capital	$58,552	21.90%	$4,010	1.50%	N/A	N/A
Tangible Equity Ratio	58,552	21.90	5,347	2.00	N/A	N/A
Core/Leverage Capital	58,552	21.90	8,021	3.00	$13,368	5.00%
Tier 1 Risk-Based Capital	58,366	54.04	4,320	4.00	6,480	6.00
Total Risk-Based Capital	$59,720	55.29%	$8,641	8.00%	$10,801	10.00%

December 31, 2007
Tangible Capital	$58,084	23.52%	$3,704	1.50%	N/A	N/A
Tangible Equity Ratio	58,084	23.52	4,939	2.00	N/A	N/A
Core/Leverage Capital	58,084	23.52	7,408	3.00	$12,347	5.00%
Tier 1 Risk-Based Capital	57,906	57.72	4,013	4.00	6,020	6.00
Total Risk-Based Capital	$59,165	58.97%	$8,026	8.00%	$10,033	10.00%

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	March 31, 2008	December 31, 2007
	(In Thousands)
Capital Under GAAP	$59,108	$58,281
Unrealized Gains on Available-for-Sale Securities	(556)	(197)

Tier 1 Capital	58,552	58,084
Allowance for Loan Losses(1)	1,354	1,259
Recourse Obligations	(186)	(178)

Total-Risk Based Capital	$59,720	$59,165

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At March 31, 2008, $300,000 of the Bank’s allowance for loan losses was excluded from total risk-based capital.

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

NOTE F – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. Earnings per common share are not presented for the period ending March 31, 2007, because the Company’s conversion to a stock form of ownership did not occur until July 2007.

Three Months Ended March 31, 2008
Net Income	$621,000

Weighted average shares outstanding	6,345,732
Weighted average Unearned ESOP Shares	(494,968)
Weighted average Unearned RRP Shares	(22,002)

Weighted average shares outstanding for basic earnings per share	5,828,762

Earnings per share, basic	$0.11

Weighted average shares outstanding for basic earnings per share	5,828,762
Effect of dilutive securities	—
Weighted average shares outstanding for diluted earnings per share	5,828,762

Earnings per share, diluted	$0.11

NOTE G – RECOGNITION AND RETENTION PLAN

On February 14, 2008, the shareholders of Louisiana Bancorp approved the Company’s 2007 Recognition and Retention Plan. The 2007 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company makes grants under the 2007 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate of 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested shares awards shall be forfeited.

The Recognition and Retention Plan Trust has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 253,829 shares, of the issued and outstanding shares of the Company, which will be held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. On February 14, 2008, 221,177 shares were awarded under the provisions of the Plan to directors, officers and employees of the Company. As of March 31, 2008, 22,002 shares had been acquired by the Trust for future distributions.

The company will recognize compensation expense during the vesting period based on a share price of $11.52, the closing price of the Company’s common stock on the date of the plan awards. Compensation expense related to the Recognition and Retention Plan during the quarter ended March 31, 2008 was $63,700.

	At March 31, 2008
	Number of Shares	Grant Date Fair Value
Shares Granted	221,177	$11.52
Shares Vested	—
Shares Forfeited	—

Nonvested Shares at the end of the Period	221,177	$11.52

NOTE H – STOCK OPTION PLAN

On February 14, 2008, the shareholders of Louisiana Bancorp also approved the Company’s 2007 Stock Option Plan. The 2007 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company grants options to eligible participants based on these factors. Plan participants will vest in their options at a rate of 20% per year over a five year period, beginning on the grant date of the option. Vested options have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.

Pursuant to the terms of the Option plan, 634,573 shares, or 10%, of common stock of the Company have been reserved for future issuance. The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. On February 14, 2008, 459,197 shares were granted under the provisions of the Plan to directors, officers and employees of the Company.

	At March 31, 2008
	Number of Shares	Exercise Price
Options Granted	459,197	$11.52
Options Exercised	—
Options Forfeited	—

Outstanding Options at the end of the Period	459,197	$11.52

The company will recognize compensation expense during the vesting period based on the fair value of the option on the date of grant. The fair value on the date of grant was estimated to be $2.21, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

Dividend Yield	1.39%
Expected Volatility	13.59%
Risk-free interest rate	3.29%
Expected Life of options	7.5 years

The dividend yield is reflective of the Company’s expectations regarding future periods. Actual dividend yields may vary from this assumption. Due to the brief trading experience of the Company’s stock, a peer group of similarly capitalized and converted institutions was used in deriving the expected volatility component of the calculation. The risk-free interest rate reflects the interpolated rate for a U.S. Treasury security with a term equivalent to the expected life of the options.

Compensation expense related to the Stock Option Plan during the quarter ended March 31, 2008 was $25,370.

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

General

The Company commenced operations as the parent holding company for the Bank on July 9, 2007 upon consummation of the Conversion. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which now is a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for, or recoveries from, the allowance for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Our total assets at March 31, 2008 were $291.0 million, an increase of $20.1 million from the December 31, 2007 balance of $270.9 million. During this period, our mortgage-backed securities portfolio increased by $18.3 million in the aggregate. This increase was due primarily to a wholesale funding strategy, in which Fannie Mae and Freddie Mac fixed-rate mortgage-backed securities were purchased with a blend of reverse repurchase agreements and FHLB advances. Our net loans receivable increased during the first quarter of 2008 by $3.6 million, or 3.7% from the quarter ended December 31, 2007. This growth occurred primarily in mortgage loans secured by commercial real estate.

Total deposits increased by $5.1 million during the quarter ended March 31, 2008 to $148.8 million. Non-interest bearing deposits increased by $3.1 million and interest bearing deposits increased by $2.0 million during the period. The growth in non-interest bearing accounts was due to short-term customer deposits that were subsequently withdrawn following the end of the quarter. Total borrowings, which includes FHLB advances and reverse repurchase agreements, were $48.3 million at March 31, 2008, an increase of $13.9 million from December 31, 2007. These additional borrowings were used primarily to fund the acquisition of mortgage-backed securities, as stated previously.

Total shareholders’ equity increased by $804,000 during the quarter to $90.7 million. Net income of $621,000 and an increase of $408,000 in other comprehensive income account were partially offset by the establishment of a contra equity account for unearned Recognition and Retention Plan shares of $250,000. Additional information related to the Recognition and Retention Plan can be found in Note F of our financial statements.

Comparison of Our Operating Results for the Three Months Ended March 31, 2008 and 2007

General. The Company’s net income for the quarter ended March 31, 2008 was $621,000, an increase of $279,000, or 81.6%, from the quarter ended March 31, 2007. The increase in net income for the first quarter of 2008 was due to an increase in interest income of $853,000 resulting from an increase in the average balance of our interest earning assets. Average interest earning assets grew by $61.8 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008 due primarily to the investment of $62.1 million of net proceeds from our initial public offering in July 2007. This increase in interest income was partially offset by a $394,000 increase in non-interest expense and a $147,000 increase in income tax expense during the first quarter of 2008 as compared to the first quarter of 2007.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$98,102	$1,683	6.86%	$92,898	$1,551	6.68%
Mortgage-backed securities	113,450	1,420	5.01	88,185	1,039	4.71
Investment securities	45,362	561	4.95	25,417	312	4.91
Other interest-earning assets	15,789	153	3.88	4,445	62	5.58

Total interest-earning assets	272,703	3,817	5.60	210,945	2,964	5.62

Non-interest-earning assets	6,384			6,558

Total assets	279,087			217,503

Interest-bearing liabilities:
Passbook, checking and money market accounts	45,545	46	0.40	47,048	49	0.42
Certificate accounts	95,258	984	4.13	96,996	964	3.98

Total deposits	140,803	1,030	2.93	144,044	1,013	2.81
Borrowings	40,407	419	4.15	34,835	387	4.44

Total interest-bearing liabilities	181,210	1,449	3.20%	178,879	1,400	3.13%

Non-interest-bearing liabilities	7,397			9,110

Total liabilities	188,607			187,989
Stockholders’ Equity	90,480			29,514

Total liabilities and Stockholders’ Equity	$279,087			$217,503

Net interest-earning assets	$91,493			$32,066

Net interest income; average interest rate spread		$2,368	2.40%		$1,564	2.49%

Net interest margin(2)			3.47%			2.97%

Average interest-earning assets to average interest-bearing liabilities			150.49%			117.93%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Interest income was $3.8 million for the first quarter of 2008, an increase of $853,000 from the quarter ended March 31, 2007. Total average interest earning assets grew by $61.8 million during that time period, as a result of the investment of the net proceeds from the Company’s initial public offering in July 2007. The average balance of our net loan portfolio increased by $5.2 million, or 5.6%, in comparison to the average balance of the net loan portfolio during the quarter ended March 31, 2007. The average yield on our net loan portfolio increased by 18 basis points during the first quarter of 2008, in comparison to the first quarter of 2007. The average balance of our mortgage-backed securities increased by $25.3 million, or 28.6% during the period ended March 31, 2008, as compared to the quarter ended March 31, 2007. The average balance in our investment securities and other interest-earnings assets increased $19.9 million and $11.3 million respectively, in the first quarter of 2008 compared to the third quarter of 2007. The increases in the average balances of our mortgage-backed securities, investments securities, and other interest-earning assets were due primarily to the investment of the proceeds of the Company’s stock offering. The average yield on other interest-earning assets had a 170 basis point decline during the first quarter of 2008, as compared to the first quarter of 2007. This decline in average yield was due primarily to the 300 basis point decrease in the Federal Funds rate during the twelve month period beginning March 31, 2007. The average yield on total interest earning assets had a modest decline of 2 basis points during the first quarter of 2008, in comparison to the first quarter of 2007.

Interest Expense. The Bank’s total interest expense was $1.4 million for the first quarter of both 2008 and 2007. The average rate paid on interest-bearing liabilities increased to 3.20%, an increase of 7 basis points, during the 2008 period, compared to 3.13% in the first quarter of 2007. The average rate paid on our certificates of deposits was 4.13% during the quarter ended March 31, 2008, an increase of 15 basis points from the quarter ended March 31, 2007. This increase was due to higher markets rates of interest during the first, second and third quarters of 2007. The average rate paid on our borrowings, which includes FHLB advances and reverse repurchase agreements, was 4.15% for the first quarter of 2008, a decrease of 29 basis points from the first quarter of 2007. This decrease is due to the addition of lower costing wholesale funds during the twelve month period ending March 31, 2008. Our average total borrowings were $40.4 million at March 31, 2008, an increase of $5.6 million from the quarter ended March 31, 2007.

Provision (Recovery) for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

We had a $17,000 recovery for loans losses in the quarter ended March 31, 2008 compared to a $4,000 recovery in the quarter ended March 31, 2007. Our allowance for loan losses as a percentage of gross loans was 1.93% as of March 31, 2008, which represents a decrease of 0.46% from March 31, 2007. This reduction in the allowance for loan loss ratio was due to recoveries of amounts within the allowance for loan losses established following Hurricane Katrina. As the affected loans are repaid, the Bank records a recovery of the loan loss provision.

Non-interest Income. Our non-interest income was $111,000 for the quarter ended March 31, 2008 compared to $108,000 for the quarter ended March 31, 2007.

Non-interest Expense. Non-interest expense amounted to $1.6 million for the quarter ended March 31, 2008 compared to $1.2 million for the quarter ended March 31, 2007, an increase of $394,000 or 33.5%. Salaries and employee benefit costs increased by $174,000 during the 2008 period, as compared to the same 2007 period. This increase was due to overall higher levels of salaries and the implementation of our equity-based compensation plans that were approved by our shareholders in February 2008. Other non-interest expenses increased by $215,000 during the first quarter of 2008 compared to the first quarter of 2007. Included in this increase were $119,000 for the Louisiana bank shares tax, and $23,000 for the Louisiana corporate franchise tax that were not applicable prior to our mutual-to-stock conversion and initial public offering. The remaining increase in other non-interest expense was due to increased advertising expenditures and higher levels of professional fees due to our status as a publicly traded company in the 2008 period.

Income Tax Expense. Income tax expense for the first quarter of 2008 was $306,000, an increase of $147,000 from the first quarter of 2007. This increase in income tax expense was due to an increase in pre-tax income of $426,000 between the respective periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2008, our cash and cash equivalents amounted to $11.1 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $69.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $68.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At March 31, 2008, we had $48.3 million in total borrowings, including $28.3 million in FHLB advances and $20.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. At March 31, 2008, the Bank had $138.7 million in funds available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2008.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$97,466	$68,930	$17,272	$11,264	$—

Borrowings	48,268	15,872	6,704	25,306	386

Total long-term debt	145,734	84,802	23,976	36,570	386
Operating lease obligations	282	57	69	62	94

Total contractual obligations	$146,016	$84,859	$24,045	$36,632	$480

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Form 10-K for the year ended December 31, 2007.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 29-32 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted solely of purchases to fund the 2007 Recognition and Retention Plan and Trust, which is an affiliate of the Company, and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2008	—	—	—	—
February 1 - February 29, 2008	—	—	—	253,829
March 1 - March 31, 2008	22,002	$11.34	22,002	231,827

Total	22,002		22,002

(1)	On February 14, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”), which is authorized to purchase of up to 253,829 shares of the Company’s common stock. Purchases to fund the 2007 RRP are expected to continue until the plan is fully funded.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

On February 14, 2008, the shareholders of Louisiana Bancorp, Inc. approved the Company’s 2007 Recognition and Retention Plan and 2007 Stock Option Plan at a Special Meeting of shareholders.

The following is a brief summary of the results of the votes taken on each proposal considered at the special meeting.

	For	Against	Abstain	Broker Non-Votes
1. To adopt the 2007 Stock Option Plan	3,603,637	371,078	8,177	—
2. To adopt the 2007 Recognition and Retention Plan and Trust Agreement	3,523,562	464,653	14,677	—

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

LOUISIANA BANCORP, INC.

Date: May 13, 2008	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer