Form 10-Q
period 2008-06-30
LOUISIANA BANCORP INC
filed 2008-08-11
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2008, there were 6,345,732 shares of the Registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks	$2,086	$1,450
Short-term Interest-bearing Deposits in other Banks	5,094	10,198

Total Cash and Cash Equivalents	7,180	11,648
Certificates of Deposit	1,813	2,110
Securities Available-for-Sale, at Fair Value (Amortized Cost of $67,352 at June 30,2008 and $72,178 at December 31, 2007)	67,628	72,636
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $107,319 at June 30, 2008 and $82,622 at December 31, 2007)	107,618	81,643
Loans, Net of Allowance for Loan Losses of $1,972 at June 30, 2008 and $1,999 at December 31, 2007	103,475	96,902
Accrued Interest Receivable	1,740	1,675
Stock in Federal Home Loan Bank, at Cost	1,400	1,374
Premises and Equipment, Net	1,849	1,877
Other Assets	1,096	1,079

Total Assets	$293,799	$270,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$3,468	$3,099
Interest-bearing	145,670	140,530

Total Deposits	149,138	143,629
FHLB Advances and other Borrowings	51,183	34,416
Advance Payments by Borrowers for Taxes and Insurance	1,600	1,582
Accrued Interest Payable	613	575
Other Liabilities	1,491	872

Total Liabilities	$204,025	$181,074

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 6,345,732 shares issued and outstanding at June 30, 2008 and at December 31, 2007	$63	63
Additional Paid-in-Capital	62,149	62,073
Unearned ESOP Shares	(4,950)	(4,950)
Unearned Recognition and Retention Plan Shares	(1,310)	—
Retained Earnings	33,640	32,382
Accumulated Other Comprehensive Income	182	302

Total Shareholders’ Equity	89,774	89,870

Total Liabilities and Shareholders’ Equity	$293,799	$270,944

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,725	$1,620	$3,408	$3,170
Mortgage Backed Securities	1,583	981	3,003	2,023
Investment Securities	542	311	1,103	621
Other Interest Bearing Deposits	68	184	221	246

Total Interest and Dividend Income	3,918	3,096	7,735	6,060
INTEREST EXPENSE
Deposits	992	1,061	2,022	2,074
Borrowings	473	360	892	747

Total Interest Expense	1,465	1,421	2,914	2,821

NET INTEREST INCOME	2,453	1,675	4,821	3,239

RECOVERY FOR LOAN LOSSES	(10)	(56)	(27)	(60)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	2,463	1,731	4,848	3,299

NON-INTEREST INCOME
Customer Service Fees	85	70	161	138
Other Income	42	39	77	79

Total Non-Interest Income	127	109	238	217

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,020	751	1,939	1,496
Occupancy Expense	247	265	502	515
Loss on Sale of Securities	—	20	—	20
Other Expenses	399	200	794	380

Total Non-Interest Expenses	1,666	1,236	3,235	2,411

INCOME BEFORE INCOME TAX EXPENSE	924	604	1,851	1,105
INCOME TAX EXPENSE	287	195	593	354

NET INCOME	$637	$409	$1,258	$751

EARNINGS PER SHARE
Basic	$0.11	N/A	$0.22	N/A
Diluted	$0.11	N/A	$0.22	N/A

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007
NET INCOME	$1,258	$751
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized Holding Losses Arising During the Period	(120)	(66)
Reclassification Adjustment for Losses Included in Net Income	—	20

Total Other Comprehensive Loss	(120)	(46)

COMPREHENSIVE INCOME	$1,138	$705

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2006	—	—	—	—	$29,741	$(543)	$29,198
Net Income – Six Months Ended June 30, 2007					751		751
Other Comprehensive Losses, Net of Applicable Deferred Income Taxes	—	—	—	—	—	(46)	(46)

Balances At June 30, 2007	—	—	—	—	$30,492	$(589)	$29,903

BALANCES AT DECEMBER 31, 2007	63	62,073	(4,950)	—	32,382	302	89,870
Net Income – Six Months Ended June 30, 2008					1,258		1,258
Other Comprehensive Losses, Net of Applicable Deferred Income Taxes						(120)	(120)
Stock Purchased for Recognition and Retention Plan				(1,310)			(1,310)
Stock Option Expense		76					76

Balances at June 30, 2008	$63	$62,149	$(4,950)	$(1,310)	$33,640	$182	$89,774

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,258	$751

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	116	123
Recovery for Loan Losses	(27)	(60)
Stock-based Compensation	76	—
(Accretion) Discount Net of Premium Amortization	(72)	83
Deferred Income Tax Benefit	(20)	—
Loss on Sale of Securities	—	20
Gain on Sale of Loans	(21)	(9)
Gain on Sale of Property and Equipment	(7)	—
Originations of Loans Held-for-Sale	(979)	(264)
Proceeds from Sales of Loans Held-for-Sale	970	267
Increase in Accrued Interest Receivable	(65)	(27)
Decrease (Increase) in Other Assets	65	(76)
Increase in Accrued Interest Payable	38	68
Increase (Decrease) in Other Liabilities	619	(218)

Net Cash Provided by Operating Activities	1,951	658

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	$(1,000)	(297)
Purchase of Securities Available-for-Sale	(14,569)	(1,999)
Purchase of Securities Held-to-Maturity	(34,565)	—
Proceeds from Maturities of Certificates of Deposits	1,297	1,436
Proceeds from Maturities of Securities Available-for-Sale	19,347	4,342
Proceeds from Maturities of Securities Held-to-Maturity	8,710	6,599
Proceeds from Sales of Securities Available-for-Sale	—	1,980
Increase in Loans Receivable	(7,300)	(8,534)
Proceeds from Sales of Loans Held for Investment	784	993
Purchase of Property and Equipment	(96)	(118)
Proceeds from Sales of Property and Equipment	15	—
Net (Increase) Decrease in Investment in Federal Home Loan Bank Stock	(26)	361

Net Cash (Used in) Provided by Investing Activities	(27,403)	4,763

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	5,509	53,465
Increase (Decrease) in Advances by Borrowers for Taxes and Insurance	18	(235)
Increase (Decrease) in Borrowings	16,767	(7,383)
Stock Purchased for Recognition and Retention Plan	(1,310)	—

Net Cash Provided by Financing Activities	20,984	45,847

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,468)	51,268

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,648	3,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,180	$55,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$2,875	$2,754
Income Taxes	$654	$266

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

As used in this quarterly report on Form 10-Q, all references to the Company will refer collectively to the Company and the Bank, unless otherwise indicated.

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s activities are with customers located within the greater New Orleans area in Louisiana. Note B summarizes the types of securities in which the Company invests. Note C summarizes the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or to any one customer.

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

The Company held no trading securities as of June 30, 2008 or December 31, 2007.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Company grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sale agreements. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties located throughout the greater New Orleans area. The ability of the Company’s debtors to honor their contracts is dependent, in part, upon the real estate and general economic conditions in this area.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructuring, and performing and non-performing major loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.

LOANS HELD-FOR-SALE

Loans held-for-sale include originated mortgage loans intended for sale in the secondary market, which are carried at the lower of cost or estimated market value. Loans held-for-sale are identified at the time of origination, in accordance with the Company’s interest rate risk strategy. In addition, the Company occasionally sells loans that it originates, but cannot hold, due to regulatory limitations on loans to one borrower, concentrations of credit in a particular property type or industry.

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Company’s agreement with Student Loan Marketing Association (“Sallie Mae”), these loans are transferred to the held-for-sale category and are sold, once the student has gone into repayment status.

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

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost, less accumulated depreciation. The Company computes depreciation and amortization generally on the straight-line method for both financial reporting and Federal income tax purposes. Estimated useful lives of premises and equipment range as follows:

Buildings	20 – 40 Years
Furniture, Fixtures and Equipment	3 – 10 Years
Automobiles	5 Years

REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, less estimated cost to sell, at the date of foreclosure and any related write-down is charged to the allowance for loan losses. Management periodically performs valuations, and an allowance for losses will be established when any significant and permanent decline reduces the fair value to less than the carrying value. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition are included in the accompanying statements of income.

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

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$40,893	$283	$(16)	$41,160

Mortgage-Backed Securities:
GNMA	825	$30	—	855
FNMA	18,471	82	(115)	18,438
FHLMC	7,163	46	(34)	7,175

Total Mortgage-Backed Securities	26,459	158	(149)	26,468

Total Securities Available-for-Sale	$67,352	$441	$(165)	$67,628

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$40,138	$332	$(2)	$40,468

Mortgage-Backed Securities:
GNMA	909	$31	—	940
FNMA	21,452	111	(80)	21,483
FHLMC	9,679	78	(12)	9,745

Total Mortgage-Backed Securities	32,040	220	(92)	32,168

Total Securities Available-for-Sale	$72,178	$552	$(94)	$72,636

A summary of securities classified as held-to-maturity at June 30, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$3,500	$16	$—	$3,516
Municipal Obligations:
Revenue Bonds	550	11	—	561
General Obligation Bonds	2,902	73	—	2,975

Total Municipal Obligations	3,452	84	—	3,536

Mortgage-Backed Securities:
GNMA	1,455	56	(1)	1,510
FNMA	67,747	287	(722)	67,312
FHLMC	31,464	142	(161)	31,445

Total Mortgage-Backed Securities	100,666	485	(884)	100,267

Total Securities-Held-to-Maturity	$107,618	$585	$(884)	$107,319

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$3,500	$34	$—	$3,534
Municipal Obligations:
Revenue Bonds	550	24	—	574
General Obligation Bond	2,900	98	—	2,998

Total Municipal Obligations	3,450	122	—	3,572

Mortgage-Backed Securities:
GNMA	1,761	62	—	1,823
FNMA	43,203	532	(79)	43,656
FHLMC	29,729	358	(50)	30,037

Total Mortgage-Backed Securities	74,693	952	(129)	75,516

Total Securities-Held-to-Maturity	$81,643	$1,108	$(129)	$82,622

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2008, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$17,811	$17,946	$9	$9
One to Five Years	30,656	30,658	7,978	8,088
Five to Ten Years	10,960	11,064	18,320	18,333
Over Ten Years	7,925	7,960	81,311	80,889

	$67,352	$67,628	$107,618	$107,319

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2008
U.S. Government and Agency Obligations	$16	$7,184	$—	$—

Mortgage-Backed Securities:
FNMA	76	10,781	39	1,232
FHLMC	34	3,768	—	—
Total Mortgage-Backed Securities	110	14,549	39	1,232

Total	$126	$21,733	$39	$1,232

December 31, 2007
U.S. Government and Agency Obligations	$2	$1,498	$—	$—
Mortgage-Backed Securities:
FNMA	—	—	80	13,974
FHLMC	—	—	12	5,675

Total Mortgage-Backed Securities	—	—	92	19,649

Total	$2	$1,498	$92	$19,649

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2008
Mortgage-Backed Securities:
GNMA	$1	$135	$—	$—
FNMA	681	41,616	41	788
FHLMC	115	15,532	46	972

Total	$797	$57,283	$87	$1,760

December 31, 2007
Mortgage-Backed Securities:
GNMA	$—	$—	$—	$—
FNMA	2	527	77	11,543
FHLMC	5	752	45	4,132

Total	$7	$1,279	$122	$15,675

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2008 or December 31, 2007.

NOTE C – LOANS

A summary of the balances of loans follows:

	June 30, 2008	December 31, 2007
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$47,365	$46,437
Multi-Family Residential, Commercial and Land	45,532	40,215

Total Real Estate Loans	92,897	86,652

Consumer and Other Loans:
Student Loans	1,974	2,133
Loans Secured by Deposits	313	530
Home Equity Loans and Lines	9,325	8,702
Other	1,330	1,260

Total Consumer and Other Loans	12,942	12,625

Less:
Allowance for Loan Losses	(1,972)	(1,999)
Net Deferred Loan Origination Costs	(392)	(376)

Loans, Net	$103,475	$96,902

An analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Balance, Beginning of Period	$1,999	$2,292
Reduction of Provision for Losses	(27)	(268)
Loans Charged-off, net of recoveries	—	(25)

Balance, End of Period	$1,972	$1,999

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $230,000 and $502,000 at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company did not hold any loans classified as troubled debt restructurings.

NOTE D – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (“OTS”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). During the second quarter of 2008, the Bank paid a $4.7 million cash dividend to the Company, which reduced the Bank’s regulatory capital. The primary reason for the cash dividend was tax planning. As of June 30, 2008 and December 31, 2007, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at June 30, 2008 and December 31, 2007, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
June 30, 2008
Tangible Capital	$54,328	20.17%	$4,041	1.50%	N/A	N/A
Tangible Equity Ratio	54,328	20.17	5,388	2.00	N/A	N/A
Core/Leverage Capital	54,328	20.17	8,082	3.00	$13,471	5.00%
Tier 1 Risk-Based Capital	54,142	49.20	4,402	4.00	6,603	6.00
Total Risk-Based Capital	$55,521	50.45%	$8,804	8.00%	$11,005	10.00%

December 31, 2007
Tangible Capital	$58,084	23.52%	$3,704	1.50%	N/A	N/A
Tangible Equity Ratio	58,084	23.52	4,939	2.00	N/A	N/A
Core/Leverage Capital	58,084	23.52	7,408	3.00	$12,347	5.00%
Tier 1 Risk-Based Capital	57,906	57.72	4,013	4.00	6,020	6.00
Total Risk-Based Capital	$59,165	58.97%	$8,026	8.00%	$10,033	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	June 30, 2008	December 31, 2007
	(In Thousands)
Capital Under GAAP	$54,479	$58,281
Unrealized Gains on Available-for-Sale Securities	(151)	(197)

Tier 1 Capital	54,328	58,084
Allowance for Loan Losses(1)	1,379	1,259
Recourse Obligations	(186)	(178)

Total-Risk Based Capital	$55,521	$59,165

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At June 30, 2008, $278,000 of the Company’s allowance for loan losses was excluded from total risk-based capital.

NOTE E – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that will provide retirement benefits to all eligible employees of Bank of New Orleans. On July 9, 2007, the ESOP borrowed $5,076,590 from Company and used these funds to purchase 8%, or 507,659 shares, of the shares sold in the Company’s offering. As the loan is repaid and shares are released from collateral, the shares will be allocated to the ESOP participants based on their individual compensation as a percentage of total plan compensation. The Company will recognize compensation expense equal to the fair value of the ESOP shares committed to be released during the period.

NOTE F – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. Earnings per common share are not calculated for the periods ending March 31, 2007 or June 30, 2007, because the Company’s conversion to a stock form of ownership did not occur until July 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$637,000	$409,000	$1,258,000	$751,000

Weighted average shares outstanding	6,345,732	N/A	6,345,732	N/A
Less: average number of unallocated ESOP shares	(494,968)	N/A	(494,968)	N/A
Less: average number of nonvested RRP shares	(49,717)	N/A	(27,695)	N/A

Weighted average shares outstanding for basic earnings per share	5,801,047	N/A	5,823,069	N/A

Earnings per share, basic	$0.11	N/A	$0.22	N/A

Weighted average shares outstanding for basic earnings per share	5,801,047	N/A	5,823,069	N/A
Effect of dilutive securities	34,035	N/A	16,567	N/A
Weighted average shares outstanding for diluted earnings per share	5,835,082	N/A	5,839,636	N/A

Earnings per share, diluted	$0.11	N/A	$0.22	N/A

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

The Recognition and Retention Plan Trust has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 253,829 shares, of the issued and outstanding shares of the Company, which will be held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of June 30, 2008, 221,177 shares had been awarded under the provisions of the Plan to directors, officers and employees of the Company, and 82,936 shares had been acquired by the Trust through purchases on the open market for future distribution.

The company will recognize compensation expense during the vesting period based on a share price of $11.52, the closing price of the Company’s common stock on the date of the plan awards. Compensation expense related to the Recognition and Retention Plan during the three and six month periods ended June 30, 2008 was $127,000 and $191,000, respectively.

	At June 30, 2008
	Number of Shares	Grant Date Fair Value
Shares Granted	221,177	$11.52
Shares Vested	—
Shares Forfeited	—

Nonvested Shares at the end of the Period	221,177	$11.52

NOTE H – STOCK OPTION PLAN

On February 14, 2008, the shareholders of Louisiana Bancorp also approved the Company’s 2007 Stock Option Plan. The 2007 Stock Option Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company grants options to eligible participants based on these factors. Plan participants will vest in their options at a rate of 20% per year over a five year period, beginning on the grant date of the option. Vested options have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.

Pursuant to the terms of the Option plan, 634,573 shares, or 10%, of common stock of the Company have been reserved for future issuance. The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of June 30, 2008, options to acquire 459,197 shares of common stock had been granted under the provisions of the Plan to directors, officers and employees of the Company.

	At June 30, 2008
	Number of Shares	Exercise Price
Options Granted	459,197	$11.52
Options Exercised	—
Options Forfeited	—

Outstanding Options at the end of the Period	459,197	$11.52

The company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. The fair value on the date of grant was estimated to be $2.21, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

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

Compensation expense related to the Stock Option Plan during the three and six month periods ended June 30, 2008 was $51,000 and $76,000, respectively.

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

General

The Company commenced operations as the parent holding company for the Bank on July 9, 2007 upon consummation of the Conversion. The Company’s results of operations are primarily dependent on the results of the Bank, which now is a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for, or recoveries from, the allowance for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

During the first six months of 2008, total assets increased by $22.9 million to $293.8 million. Total net loans receivable increased by $6.6 million during the period, with our 1-4 family residential mortgage loans increasing by $928,000 and our multi-family residential and commercial real estate mortgage increasing by $5.3 million. Our aggregate securities portfolio (held-to-maturity and available-for-sale) increased by $21.0 million, with held-to-maturity mortgage-backed securities increasing by $26.0 million. This increase was due primarily to a wholesale funding strategy, in which Fannie Mae and Freddie Mac fixed-rate mortgage-backed securities were purchased with a blend of reverse repurchase agreements and FHLB advances.

Total deposits increased by $5.5 million during the six months ended June 30, 2008 to $149.1 million. Non-interest bearing deposits increased by $369,000 and interest bearing deposits increased by $5.1 million during the period. Total borrowings, which includes FHLB advances and reverse repurchase agreements, were $51.2 million at June 30, 2008, an increase of $16.8 million from December 31, 2007. These additional borrowings were used primarily to fund the purchase of mortgage-backed securities, as stated previously.

Total shareholders’ equity declined by $96,000 despite net income of $1.3 million during the first six months of 2008 due primarily to repurchases of shares of the Company’s common stock for the 2007 Recognition and Retention Plan at a cost of $1.3 million. Accumulated other comprehensive income declined by $120,000 during the period, as well. Additional information related to the Recognition and Retention Plan can be found in Note F of our financial statements.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2008 and 2007

General. The Company’s net income for the quarter ended June 30, 2008 was $637,000, an increase of $228,000, or 55.7%, from the quarter ended June 30, 2007. Net income for the six month periods ended June 30, 2008 and 2007, was $1.3 million and $751,000, respectively. The increase in net income for both the quarter and year-to-date period are primarily attributed to increases in interest income resulting from an increase in the average balance of our interest earning assets. Average interest earning assets grew by $58.3 million from the quarter ended June 30, 2007 compared to the quarter ended June 30, 2008 due primarily to the investment of $62.1 million of net proceeds from our initial public offering in July 2007. This increase in interest income was partially offset by a $430,000 increase in non-interest expenses and a $92,000 increase in income tax expense during the second quarter of 2008 compared to the second quarter of 2007.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$102,402	$1,725	6.74%	$95,289	$1,620	6.80%
Mortgage-backed securities	123,846	1,582	5.11	82,818	981	4.74
Investment securities	46,851	542	4.63	25,102	311	4.96
Other interest-earning assets	9,824	68	2.77	21,419	184	3.44

Total interest-earning assets	282,923	3,917	5.54	224,628	3,096	5.51

Non-interest-earning assets	6,596			7,023

Total assets	289,519			231,651

Interest-bearing liabilities:
Passbook, checking and money market accounts	44,303	44	0.40	65,143	63	0.39
Certificate accounts	98,744	947	3.84	97,217	998	4.11

Total deposits	143,047	991	2.77	162,360	1,061	2.61
Borrowings	48,354	473	3.91	30,635	360	4.70

Total interest-bearing liabilities	191,401	1,464	3.06%	192,995	1,421	2.95%

Non-interest-bearing liabilities	7,796			8,842

Total liabilities	199,197			201,837
Stockholders’ Equity	90,322			29,514

Total liabilities and Stockholders’ Equity	$289,519			$231,351

Net interest-earning assets	$91,522			$31,633

Net interest income; average interest rate spread		$2,453	2.48%		$1,675	2.57%

Net interest margin(2)			3.47%			2.98%

Average interest-earning assets to average interest-bearing liabilities			147.82%			116.39%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$100,235	$3,408	6.80%	$94,093	$3,170	6.74%
Mortgage-backed securities	117,717	3,002	5.10	85,501	2,023	4.73
Investment securities	46,031	1,103	4.79	25,260	621	4.92
Other interest-earning assets	12,803	221	3.45	12,932	246	3.80

Total interest-earning assets	276,786	7,734	5.59	217,786	6,060	5.57

Non-interest-earning assets	6,559			6,790

Total assets	283,345			224,576

Interest-bearing liabilities:
Passbook, checking and money market accounts	44,900	90	0.40	56,095	112	0.40
Certificate accounts	96,934	1,931	3.98	97,106	1,962	4.04

Total deposits	141,834	2,021	2.85	153,201	2,074	2.71
Borrowings	43,825	892	4.07	32,735	747	4.56

Total interest-bearing liabilities	185,659	2,913	3.14%	185,936	2,821	3.03%

Non-interest-bearing liabilities	7,325			8,976

Total liabilities	192,984			194,912
Stockholders’ Equity	90,361			29,664

Total liabilities and Stockholders’ Equity	$283,345			$224,576

Net interest-earning assets	$91,127			$31,850

Net interest income; average interest rate spread		$4,821	2.45%		$3,239	2.53%

Net interest margin(2)			3.48%			2.97%

Average interest-earning assets to average interest-bearing liabilities			149.08%			117.13%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Interest income was $3.9 million for the second quarter of 2008, an increase of $822,000 from the quarter ended June 30, 2007. Interest income for the six months ended June 30, 2008 was $7.7 million, an increase of $1.7 million from the six month period ended June 30, 2007. A comparison of the three month and six month periods ended June 30, 2008 and 2007, indicates total average interest earning assets grew by $58.3 million and $59.0 million, respectively, over the prior comparable period. These increases are a result of the investment of the net proceeds from the Company’s initial public offering in July 2007 and leverage strategies implemented in the fourth quarter of 2007 and the first six months of 2008. The average balance of our net loan portfolio increased by $7.1 million, or 7.5%, in the quarter ended June 30, 2008 compared to the average balance of the net loan portfolio during the quarter ended June 30, 2007. During the six month period ended June 30, 2008, our average net loan portfolio was $100.2 million, an increase of $6.1 million from the six month period ended June 30, 2007. The average balance of our mortgage-backed securities increased by $41.0 million and $32.2 million, respectively, for the three and six month periods ended June 30, 2008, compared to the same periods for 2007. The average balance in our investment securities increased by $21.7 million and $20.8 million, respectively, in the three and six month periods ended June 30, 2008 compared to the prior comparable periods ended June 30, 2007. The increases in the average balances of our mortgage-backed securities and investment securities were due primarily to the investment of the proceeds of the Company’s stock offering and the wholesale leverage strategies referenced earlier. Other interest earning assets declined by $11.6 million during the second quarter of 2008 compared to the second quarter of 2007, due primarily to the short-term accumulation of other interest earning deposits during the subscription period of the Company’s initial public offering. These funds were subsequently disbursed in July 2007 when the Company’s initial public offering closed. The average yield on total interest earning assets had an increase of three basis points during the second quarter of 2008, in comparison to the second quarter of 2007. During the six month periods ended June 30, 2008 and 2007, the average yield on interest earning assets increased by two basis points.

Interest Expense. Interest expense was $1.5 million for the quarter ended June 30, 2008 compared to $1.4 million for the quarter ended June 30, 2007. For the six month period ended June 30, 2008, interest expense increased by $93,000 to $2.9 million compared to the six month period ended June 30, 2007. The average rate paid on interest-bearing liabilities increased to 3.06% during the second quarter of 2008 compared to 2.95% in the second quarter of 2007. During this period the average rate paid on interest-bearing deposits increased by 16 basis points, while the average balance declined by $19.3 million. The significant decline in the average balance of interest-bearing deposits primarily reflects the short-term deposit of $53.9 million in subscription order funds received in our stock offering in June 2007. These funds were subsequently disbursed in July 2007 when the Company’s initial public offering closed. For the six month period ended June 30, 2008, the Company experienced a similar decline in the average balance of interest-bearing deposits of $11.4 million. During the three month period ending June 30, 2008, our total average borrowings increased by $17.7 million from the period ending June 30, 2007. For the six months ending June 30, 2008 compared to the six months ended June 30, 2007, our total average borrowings increased by $11.0 million. The increases in total borrowings were primarily due to wholesale funding strategies used to fund the acquisition of Fannie Mae and Freddie Mac mortgage backed securities collateralized by conventional, conforming mortgage loans.

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

The Company recorded net recoveries on its allowance for loan losses of $10,000 during the second quarter of 2008, compared to net recoveries on its loan loss provisions of $56,000 for the same quarter of 2007. For the six month periods ended June 30, 2008 and 2007, the Company recorded net recoveries of $27,000 and $60,000, respectively. The recoveries in both the 2008 and 2007 periods pertain to provisions for loan losses previously made on loans secured by Katrina-damaged properties that were subsequently paid off by the borrowers. Our allowance for loan losses as a percentage of total loans receivable was 1.87% at June 30, 2008, a decline of 14 basis points from December 31, 2007. Our June 30, 2008 allowance for loan losses provides coverage of 857.39% of our non-performing loans.

Non-interest Income. Our non-interest income for the second quarter of 2008 was $127,000 compared to $109,000 for the second quarter of 2007. Non-interest income for the six months ended June 30, 2008 and 2007 was $238,000 and $217,000, respectively.

Non-interest Expense. Non-interest expense for the second quarter of 2008 and 2007 was $1.7 million and $1.2 million, respectively. Salary and benefit expenses increased $269,000 during the second quarter of 2008 compared to the same period in 2007, while other non-interest expenses increased $199,000. For the six month periods ended June 30, 2008 and 2007, non-interest expense was $3.2 million and $2.4 million, respectively. Salary and benefit expenses increased by $443,000 and other non-interest expense increased by $414,000 during the six month period ending June 30, 2008 compared to the comparable six month period in 2007. The primary reason for the increase in salary and benefit expense for both periods in 2008 was due to overall higher levels of salaries and the implementation of our equity-based compensation plans that were approved by our shareholders in February 2008. Total salaries and benefit expenses were $70,000 and $150,000 higher in the respective three and six month periods in 2008. Equity-based compensation expenses were $178,000 and $267,000 for the respective three and six month periods ended June 30, 2008 compared to no equity-based compensation plan expense in the 2007 periods. In addition, other noninterest expense increased during the quarter and six months ended

June 30, 2008 due primarily to the Louisiana bank shares tax, and the Louisiana corporate franchise tax that were not applicable prior to our mutual-to-stock conversion and initial public offering. The Louisiana bank shares tax expense was $118,000 and $237,000 for the respective three and six month periods ending June 30, 2008. The Louisiana corporate franchise tax expense was $22,000 and $45,000 for the respective 2008 periods. The remaining increase in other non-interest expense was due to increased advertising expenditures and higher levels of professional fees due to our status as a publicly traded company in the 2008 periods.

Income Tax Expense. Income tax expense for the second quarter of 2008 was $287,000 compared to a $195,000 for the second quarter of 2007. Income tax expense for the six months ended June 30, 2008 amounted to $593,000 compared to $354,000 for the year six months ended June 30, 2007. The change in income tax expense in the 2008 periods compared to the 2007 periods was due to the increase in pre-tax income during the respective periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2008, our cash and cash equivalents amounted to $7.2 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $67.6 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $70.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At June 30, 2008, we had $51.2 million in total borrowings, including $25.2 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. At June 30, 2008, the Company had $137.8 million in funds available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2008.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$101,700	$70,521	$17,540	$13,639	$—

Borrowings	51,183	8,087	9,967	32,320	809

Total long-term debt	152,883	78,608	27,507	45,959	809
Operating lease obligations	267	57	62	62	86

Total contractual obligations	$153,150	$78,665	$27,569	$46,021	$895

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Form 10-K for the year ended December 31, 2007.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2008	—	—	—	231,827
May 1 – May 31, 2008	35,197	$12.25	35,197	196,630
June 1 – June 30, 2008	47,739	13.09	47,739	148,891

Total	82,936	$12.73	82,936

(1)	On February 14, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”), which is authorized to purchase of up to 253,829 shares of the Company’s common stock. Purchases to fund the 2007 RRP are expected to continue until the plan is fully funded.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Louisiana Bancorp, Inc. was held on May 8, 2008 at which time the two nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote:

	For	Withheld
Michael E. Guarisco	5,463,521	47,800
Gordon K. Konrad	5,481,321	30,000

In addition the shareholders ratified the appointment of LaPorte, Sehrt, Romig & Hand as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with the following votes cast:

Ratification of LaPorte, Sehrt, Romig & Hand
For	5,480,971
Against	5,125
Abstentions	25,225

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

LOUISIANA BANCORP, INC.

Date: August 11, 2008	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer