Form 10-Q
period 2008-09-30
LOUISIANA BANCORP INC
filed 2008-11-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2008, there were 6,027,946 shares of the Registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Cash and Due from Banks	$2,548	$1,450
Short-term Interest-bearing Deposits in other Banks	5,374	10,198

Total Cash and Cash Equivalents	7,922	11,648
Certificates of Deposit	1,621	2,110
Securities Available-for-Sale, at Fair Value
(Amortized Cost of $56,906 and $72,178, respectively)	57,153	72,636
Securities Held-to-Maturity, at Amortized Cost
(Estimated Fair Value of $112,324 and $82,622, respectively)	112,073	81,643
Loans, Net of Allowance for Loan Losses of $1,960 and $1,999, respectively	105,797	96,902
Accrued Interest Receivable	1,478	1,675
Stock in Federal Home Loan Bank, at Cost	1,169	1,374
Premises and Equipment, Net	1,810	1,877
Other Assets	1,060	1,079

Total Assets	$290,083	$270,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$5,129	$3,099
Interest-bearing	143,954	140,530

Total Deposits	149,083	143,629
FHLB Advances and other Borrowings	50,708	34,416
Advance Payments by Borrowers for Taxes and Insurance	1,848	1,582
Accrued Interest Payable	587	575
Other Liabilities	2,104	872

Total Liabilities	$204,330	$181,074

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 6,345,732 shares issued	$63	63
Additional Paid-in-Capital	62,200	62,073
Unearned ESOP Shares	(4,950)	(4,950)
Unearned Recognition and Retention Plan Shares	(3,041)	—
Treasury Stock, at cost (240,400 shares at September 30, 2008)	(3,071)	—
Retained Earnings	34,389	32,382
Accumulated Other Comprehensive Income	163	302

Total Shareholders’ Equity	85,753	89,870

Total Liabilities and Shareholders’ Equity	$290,083	$270,944

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

STATEMENTS OF INCOME (Unaudited)

(Dollars in Thousands, except per share data)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans, Including Fees	$1,769	$1,633	$5,177	$4,803
Mortgage Backed Securities	1,613	1,047	4,616	3,070
Investment Securities	461	445	1,564	1,066
Other Interest Bearing Deposits	66	527	287	773

Total Interest and Dividend Income	3,909	3,652	11,644	9,712
INTEREST EXPENSE
Deposits	945	1,044	2,967	3,118
Borrowings	514	304	1,406	1,051

Total Interest Expense	1,459	1,348	4,373	4,169

NET INTEREST INCOME	2,450	2,304	7,271	5,543
RECOVERY FOR LOAN LOSSES	(12)	(75)	(39)	(135)

NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES	2,462	2,379	7,310	5,678

NON-INTEREST INCOME
Customer Service Fees	124	111	285	249
Other Income	28	36	105	115

Total Non-Interest Income	152	147	390	364

NON-INTEREST EXPENSE
Salaries and Employee Benefits	1,022	753	2,961	2,249
Occupancy Expense	268	237	770	752
Loss on Sale of Securities	—	—	—	20
Other Expenses	221	189	1,015	569

Total Non-Interest Expenses	1,511	1,179	4,746	3,590

INCOME BEFORE INCOME TAX EXPENSE	1,103	1,347	2,954	2,452
INCOME TAX EXPENSE	354	447	947	801

NET INCOME	$749	$900	$2,007	$1,651

EARNINGS PER SHARE
Basic	$0.13	N/A	$0.35	N/A
Diluted	$0.13	N/A	$0.35	N/A

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended Sept 30,
	2008	2007
NET INCOME	$2,007	$1,651
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized Holding Gains (Losses) Arising During the Period	(139)	396
Reclassification Adjustment for Losses Included in Net Income	—	20

Total Other Comprehensive Income (Loss)	(139)	416

COMPREHENSIVE INCOME	$1,868	$2,067

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2006	$—	—	$—	—	—	$29,741	$(543)	$29,198
Net Income – Nine Months Ended Sept. 30, 2007						1,651		1,651
Other Comprehensive Losses, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	416	416
Issuance of Common Stock for Initial Public Offering net of expenses of $1.3 million	63	62,063						62,126
Stock Purchase for ESOP			(5,077)					(5,077)

Balances At Sept. 30, 2007	$63	$62,063	$(5,077)	—	—	$31,392	$(127)	$88,314

BALANCES AT DECEMBER 31, 2007	$63	$62,073	$(4,950)	—	—	$32,382	$302	$89,870
Net Income – Nine Months Ended Sept. 30, 2008						2,007		2,007
Other Comprehensive Losses, Net of Applicable Deferred Income Taxes							(139)	(139)
Stock Purchased for Recognition and Retention Plan				(3,041)				(3,041)
Stock Option Expense		127						127
Treasury Stock Purchase					(3,071)			(3,071)

Balances at Sept. 30, 2008	$63	$62,200	$(4,950)	$(3,041)	$(3,071)	$34,389	$163	$85,753

The accompanying notes are an integral part of these financial statements.

LOUISIANA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended Sept. 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,007	$1,651
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	173	183
Recovery of Provision for Loan Losses	(39)	(135)
Stock Based Compensation	127	—
Discount (Accretion) Net of Premium Amortization	(99)	101
Deferred Income Tax Benefit	(34)	—
Loss on Sale of Securities	—	20
Gain on Sale of Loans	(28)	(19)
Gain on Sale of Property and Equipment	(7)	—
Originations of Loans Held-for-Sale	(1,281)	(653)
Proceeds from Sales of Loans Held-for-Sale	1,269	666
Decrease (Increase) in Accrued Interest Receivable	197	(210)
Decrease in Other Assets	124	180
Increase in Accrued Interest Payable	12	38
Increase (Decrease) in Other Liabilities	1,232	(119)

Net Cash Provided by Operating Activities	3,653	1,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	$(1,314)	(615)
Purchase of Securities Available-for-Sale	(22,069)	(26,055)
Purchase of Securities Held-to-Maturity	(45,787)	(22,153)
Proceeds from Maturities of Certificates of Deposits	1,803	1,535
Proceeds from Maturities of Securities Available-for-Sale	37,275	6,556
Proceeds from Maturities of Securities Held-to-Maturity	15,523	9,550
Proceeds from Sales of Securities Available-for-Sale	—	1,980
Increase in Loans Receivable	(9,861)	(2,696)
Proceeds from Sales of Loans Held for Investment	1,045	1,381
Purchase of Property and Equipment	(114)	(156)
Proceeds from Sales of Property and Equipment	15	—
Net Decrease in Investment in Federal Home Loan Bank Stock	205	847

Net Cash (Used in) Provided by Investing Activities	(23,279)	(29,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	5,454	(7,468)
Increase (Decrease) in Advances by Borrowers for Taxes and Insurance	266	(1,020)
Increase (Decrease) in Borrowings	16,292	(9,819)
Net Proceeds from common stock offering	—	62,126
Stock Purchased for Employee Stock Ownership Plan	—	(5,077)
Stock Purchased for Recognition and Retention Plan	(3,041)	—
Purchase of Treasury Stock	(3,071)	—

Net Cash Provided by Financing Activities	15,900	38,742

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,726)	10,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,648	3,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,922	$14,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$4,361	$4,131
Income Taxes	$654	$455

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

As used in this quarterly report on Form 10-Q, all references to the Company refer collectively to the Company and the Bank, unless otherwise indicated.

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of September 30, 2008 or December 31, 2007.

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

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Company’s agreement with the Student Loan Marketing Association (“Sallie Mae”), these loans are transferred to the held-for-sale category and are sold once the student has gone into repayment status.

LOAN FEES, LOAN COSTS, DISCOUNTS AND PREMIUMS

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the interest method over the contractual life of the loan.

Discounts received in connection with mortgage loans purchased are accreted to income over the term of the loan using the interest method. Premiums on purchased loans are amortized over the term of the loan using the interest method.

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

REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, less estimated cost to sell, at the date of foreclosure and any related write-down is charged to the allowance for loan losses. Management periodically performs valuations, and an allowance for losses will be established when any significant and permanent decline reduces the fair value to less than the carrying value. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to effect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income of such properties, net of related expenses, and gains and losses on their disposition are included in the accompanying statements of income.

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

NOTE B – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$32,399	$190	$(16)	$32,573

Mortgage-Backed Securities:
GNMA	718	$20	—	738
FNMA	17,085	82	(55)	17,112
FHLMC	6,704	44	(18)	6,730

Total Mortgage-Backed Securities	24,507	146	(73)	24,580

Total Securities Available-for-Sale	$56,906	$336	$(89)	$57,153

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
U.S. Government and Agency Obligations	$40,138	$332	$(2)	$40,468

Mortgage-Backed Securities:
GNMA	909	$31	—	940
FNMA	21,452	111	(80)	21,483
FHLMC	9,679	78	(12)	9,745

Total Mortgage-Backed Securities	32,040	220	(92)	32,168

Total Securities Available-for-Sale	$72,178	$552	$(94)	$72,636

A summary of securities classified as held-to-maturity at September 30, 2008 and December 31, 2007, with gross unrealized gains and losses, is as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$—	$—	$—	$—
Municipal Obligations:
Revenue Bonds	550	17	—	567
General Obligation Bonds	2,903	74	—	2,977

Total Municipal Obligations	3,453	91	—	3,544

Mortgage-Backed Securities:
GNMA	8,804	67	(1)	8,870
FNMA	68,246	384	(429)	68,201
FHLMC	31,570	202	(63)	31,709

Total Mortgage-Backed Securities	108,620	653	(493)	108,780

Total Securities-Held-to-Maturity	$112,073	$744	$(493)	$112,324

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity:
U.S. Government and Agency Obligations	$3,500	$34	$—	$3,534
Municipal Obligations:
Revenue Bonds	550	24	—	574
General Obligation Bond	2,900	98	—	2,998

Total Municipal Obligations	3,450	122	—	3,572

Mortgage-Backed Securities:
GNMA	1,761	62	—	1,823
FNMA	43,203	532	(79)	43,656
FHLMC	29,729	358	(50)	30,037

Total Mortgage-Backed Securities	74,693	952	(129)	75,516

Total Securities-Held-to-Maturity	$81,643	$1,108	$(129)	$82,622

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2008, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Within One Year	$13,313	$13,363	$2	$2
One to Five Years	29,566	29,567	4,491	4,596
Five to Ten Years	7,278	7,427	18,300	18,385
Over Ten Years	6,749	6,796	89,280	89,341

	$56,906	$57,153	$112,073	$112,324

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2008
U.S. Government and Agency Obligations	$16	$8,284	$—	$—

Mortgage-Backed Securities:
FNMA	28	10,022	27	1,187
FHLMC	18	3,483	—	—

Total Mortgage-Backed Securities	46	13,505	27	1,187

Total	$62	$21,789	$27	$1,187

December 31, 2007
U.S. Government and Agency Obligations	$2	$1,498	$—	$—

Mortgage-Backed Securities:
FNMA	—	—	80	13,974
FHLMC	—	—	12	5,675

Total Mortgage-Backed Securities	—	—	92	19,649

Total	$2	$1,498	$92	$19,649

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2008
Mortgage-Backed Securities:
GNMA	$1	$130	$—	$—
FNMA	411	39,114	18	806
FHLMC	39	6,539	24	948

Total	$451	$45,783	$42	$1,754

December 31, 2007
Mortgage-Backed Securities:
GNMA	$—	$—	$—	$—
FNMA	2	527	77	11,543
FHLMC	5	752	45	4,132

Total	$7	$1,279	$122	$15,675

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2008 or December 31, 2007.

NOTE C – LOANS

A summary of the balances of loans follows:

	September 30, 2008	December 31, 2007
	(In Thousands)
Loans Secured by First Mortgages on Real Estate:
1-4 Family Residential	$46,925	$46,437
Multi-Family Residential, Commercial and Land	48,390	40,215

Total Real Estate Loans	95,315	86,652

Consumer and Other Loans:
Student Loans	1,730	2,133
Loans Secured by Deposits	261	530
Home Equity Loans and Lines	9,494	8,702
Other	1,342	1,260

Total Consumer and Other Loans	12,827	12,625

Less:
Allowance for Loan Losses	(1,960)	(1,999)
Net Deferred Loan Origination Costs	(385)	(376)

Loans, Net	$105,797	$96,902

An analysis of the allowance for loan losses is as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Balance, Beginning of Period	$1,999	$2,292
Reduction of Provision for Losses	(39)	(268)
Loans Charged-off, net of recoveries	—	(25)

Balance, End of Period	$1,960	$1,999

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $223,000 and $502,000 at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company did not hold any loans classified as troubled debt restructurings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). During the second quarter of 2008, the Bank paid a $4.7 million cash dividend to the Company, which reduced the Bank’s regulatory capital. The cash dividend was paid primarily for tax planning purposes with respect to the Louisiana bank shares tax. As of September 30, 2008 and December 31, 2007, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank at September 30, 2008 and December 31, 2007, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2008
Tangible Capital	$54,917	20.55%	$4,009	1.50%	N/A	N/A
Tangible Equity Ratio	54,917	20.55	5,346	2.00	N/A	N/A
Core/Leverage Capital	54,917	20.55	8,019	3.00	$13,365	5.00%
Tier 1 Risk-Based Capital	54,856	49.71	4,414	4.00	6,621	6.00
Total Risk-Based Capital	$56,239	50.96%	$8,829	8.00%	$11,036	10.00%

December 31, 2007
Tangible Capital	$58,084	23.52%	$3,704	1.50%	N/A	N/A
Tangible Equity Ratio	58,084	23.52	4,939	2.00	N/A	N/A
Core/Leverage Capital	58,084	23.52	7,408	3.00	$12,347	5.00%
Tier 1 Risk-Based Capital	57,906	57.72	4,013	4.00	6,020	6.00
Total Risk-Based Capital	$59,165	58.97%	$8,026	8.00%	$10,033	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	September 30, 2008	December 31, 2007
	(In Thousands)
Capital Under GAAP	$55,046	$58,281
Unrealized Gains on Available-for-Sale Securities	(129)	(197)

Tier 1 Capital	54,917	58,084
Allowance for Loan Losses(1)	1,383	1,259
Recourse Obligations	(61)	(178)

Total-Risk Based Capital	$56,239	$59,165

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At September 30, 2008, $278,000 of the Company’s allowance for loan losses was excluded from total risk-based capital.

NOTE E – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that will provide retirement benefits to all eligible employees of Bank of New Orleans. On July 9, 2007, the ESOP borrowed $5,076,590 from Company and used these funds to purchase 8%, or 507,659 shares, of the shares sold in the Company’s offering. As the loan is repaid and shares are released from collateral, the shares are allocated to the ESOP participants based on their individual compensation as a percentage of total plan compensation. The Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.

NOTE F – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. Earnings per common share are not calculated for either the three-month or nine-month period ending September 30, 2007, because the Company’s conversion to a stock form of ownership did not occur until July 2007. Therefore, for periods prior to, or containing July 2007, earnings per share are not presented because the per share data would not be comparable to periods in which common shares were outstanding for the period.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net Income	$749,000	$900,000	$2,007,000	$1,651,000

Weighted average shares outstanding	6,345,732	N/A	6,345,732	N/A
Less: average number of unallocated ESOP shares	(494,968)	N/A	(494,968)	N/A
Less: average number of nonvested RRP shares	(182,678)	N/A	(79,733)	N/A
Less: average number of treasury shares	(56,565)	N/A	(18,993)	N/A

Weighted average shares outstanding for basic earnings per share	5,611,521	N/A	5,752,038	N/A

Earnings per share, basic	$0.13	N/A	$0.35	N/A

Weighted average shares outstanding for basic earnings per share	5,611,521	N/A	5,752,038	N/A
Effect of dilutive securities	43,815	N/A	25,650	N/A
Weighted average shares outstanding for diluted earnings per share	5,655,336	N/A	5,777,688	N/A

Earnings per share, diluted	$0.13	N/A	$0.35	N/A

NOTE G – RECOGNITION AND RETENTION PLAN

On February 14, 2008, the shareholders of Louisiana Bancorp approved the Company’s 2007 Recognition and Retention Plan. The 2007 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company makes grants under the 2007 Recognition and Retention Plan to eligible participants based on these factors. Plan participants vest in their share awards at a rate of 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested shares awards shall be forfeited.

The Recognition and Retention Plan Trust has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 253,829 shares, of the issued and outstanding shares of the Company, which will be held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of September 30, 2008, 221,177 shares had been awarded under the provisions of the Plan to directors, officers and employees of the Company, and 241,384 shares had been acquired by the Trust through purchases on the open market for future distribution.

The Company recognizes compensation expense during the vesting period based on a share price of $11.52, the closing price of the Company’s common stock on the date of the plan awards. Compensation expense related to the Recognition and Retention Plan during the three and nine month periods ended September 30, 2008 was $127,000 and $318,000, respectively.

	At September 30, 2008
	Number of Shares	Grant Date Fair Value
Shares Granted	221,177	$11.52
Shares Vested	—
Shares Forfeited	—

Nonvested Shares at the end of the Period	221,177	$11.52

NOTE H – STOCK OPTION PLAN

On February 14, 2008, the shareholders of Louisiana Bancorp also approved the Company’s 2007 Stock Option Plan. The 2007 Stock Option Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company grants options to eligible participants based on these factors. Plan participants vest in their options at a rate of 20% per year over a five year period, beginning on the grant date of the option. Vested options have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.

Pursuant to the terms of the Option plan, 634,573 shares, or 10%, of common stock of the Company have been reserved for future issuance. The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of September 30, 2008, options to acquire 462,197 shares of common stock had been granted under the provisions of the Plan to directors, officers and employees of the Company.

	At September 30, 2008
	Number of Shares	Weighted Avg. Exercise Price
Options Granted	462,197	$11.53
Options Exercised	—
Options Forfeited	—

Outstanding Options at the end of the Period	462,197	$11.53

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. The Company awarded options during the nine months ended September 30, 2008 having estimated fair values on the respective dates of grant of $2.21 and $2.51, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

	Options Granted February 2008	Options Granted September 2008
Dividend Yield	1.39%	1.29%
Expected Volatility	13.59%	14.95%
Risk-free interest rate	3.29%	3.09%
Expected Life of options	7.5 years	7.5 years

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

Compensation expense related to the Stock Option Plan during the three and nine month periods ended September 30, 2008 was $51,000 and $127,000, respectively.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

During the nine month period ending September 30, 2008, total assets increased by $19.2 million to $290.1 million compared to $270.9 million at December 31, 2007. Total loans receivable increased during the period by $8.9 million, primarily due to growth in first mortgage loans secured by commercial real estate collateral. Total investment securities decreased by $11.4 million, while our mortgage-backed securities increased by $26.3 million. The increase in our mortgage-backed securities portfolio was due primarily to a wholesale funding strategy, in which Fannie Mae and Freddie Mac fixed-rate mortgage-backed securities were purchased with the proceeds received from a blend of reverse repurchase agreements and FHLB advances.

Total deposits increased by $5.5 million during the nine months ended September 30, 2008 to $149.1 million. Non-interest bearing deposits increased by $2.1 million and interest bearing deposits increased by $3.4 million during the period. Total borrowings, which includes FHLB advances and reverse repurchase agreements, were $50.7 million at September 30, 2008, an increase of $16.3 million from December 31, 2007. These additional borrowings were used primarily to fund the purchase of mortgage-backed securities, as stated previously.

Total shareholders’ equity was $85.8 million at September 30, 2008, or 29.6% of assets. Shareholders’ equity was $4.1 million less at September 30, 2008 compared to December 31, 2007 due primarily to repurchases of common shares for the Company’s 2007 Recognition and Retention Plan at a cost of $3.0 million, and repurchases of common shares for treasury at a cost of $3.1 million pursuant to the Company’s initial stock repurchase program. Net income credited to shareholders’ equity for the nine months ended September 30, 2008 was $2.0 million.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2008 and 2007

General. The Company’s net income for the quarter ended September 30, 2008 was $749,000, a decrease of $151,000 from the quarter ended September 30, 2007. For the nine month period ended September 30, 2008, the Company reported net income of $2.0 million, an increase of $356,000 from the nine month period ended September 30, 2007. The decline in net income for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 is due to increases in non-interest expense related to our equity-based compensation plans and the Louisiana bank shares tax. These non-interest expenses items did not exist for periods prior to January 1, 2008. The increase in net income for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 is primarily attributed to the additional interest income generated by higher average balances of interest earning assets following the Company’s initial public offering in July 2007. Average interest earning assets for the nine months ended September 30, 2008 were $278.7 million, an increase of $48.7 million from the nine months ended September 30, 2007. The impact of the increased level of interest income was partially offset by the higher levels of non-interest expense.

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

	Three Months Ended September 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$104,849	$1,769	6.75%	$90,897	$1,633	7.19%
Mortgage-backed securities	127,822	1,613	5.05	90,254	1,047	4.64
Investment securities	42,819	461	4.31	38,029	445	4.68
Other interest-earning assets	8,745	66	3.02	35,222	527	5.98

Total interest-earning assets	284,235	3,909	5.50	254,402	3,652	5.74

Non-interest-earning assets	7,066			7,224

Total assets	291,301			261,626

Interest-bearing liabilities:
Passbook, checking and money market accounts	43,270	43	0.40	46,193	54	0.47
Certificate accounts	101,003	902	3.57	93,815	990	4.22

Total deposits	144,273	945	2.62	140,008	1,044	2.98
Borrowings	50,371	514	4.08	26,235	304	4.64

Total interest-bearing liabilities	194,644	1,459	3.00%	166,243	1,348	3.24%

Non-interest-bearing liabilities	8,228			7,455

Total liabilities	202,872			173,698
Stockholders’ Equity	88,429			87,928

Total liabilities and Stockholders’ Equity	$291,301			$261,626

Net interest-earning assets	$89,591			$88,159

Net interest income; average interest rate spread		$2,450	2.50%		$2,304	2.50%

Net interest margin(2)			3.45%			3.62%

Average interest-earning assets to average interest-bearing liabilities			146.03%			153.03%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$101,763	$5,177	6.78%	$93,028	$4,803	6.88%
Mortgage-backed securities	120,818	4,616	5.09	87,086	3,070	4.70
Investment securities	44,538	1,564	4.68	29,516	1,066	4.82
Other interest-earning assets	11,630	287	3.29	20,362	773	5.06

Total interest-earning assets	278,749	11,644	5.57	229,992	9,712	5.63

Non-interest-earning assets	6,734			6,935

Total assets	285,483			236,927

Interest-bearing liabilities:
Passbook, checking and money market accounts	44,341	134	0.40	52,794	166	0.42
Certificate accounts	98,085	2,833	3.85	96,011	2,952	4.10

Total deposits	142,426	2,967	2.78	148,805	3,118	2.79
Borrowings	45,708	1,406	4.10	30,568	1,051	4.58

Total interest-bearing liabilities	188,134	4,373	3.10%	179,373	4,169	3.10%

Non-interest-bearing liabilities	7,702			8,469

Total liabilities	195,836			187,842
Stockholders’ Equity	89,647			49,085

Total liabilities and Stockholders’ Equity	$285,483			$236,927

Net interest-earning assets	$90,615			$50,619

Net interest income; average interest rate spread		$7,271	2.47%		$5,543	2.53%

Net interest margin(2)			3.48%			3.21%

Average interest-earning assets to average interest-bearing liabilities			148.17%			128.22%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income for the third quarter of 2008 was $2.5 million, an increase of $146,000 from the third quarter of 2007. Interest income for the third quarter of 2008 and 2007, was $3.9 million and $3.7 million, respectively. Average interest earning assets for the third quarter increased by $29.8 million to $284.2 million compared to the third quarter of 2007. This growth in average interest earning assets is primarily attributed to increases in our net loans receivable and mortgage-backed securities portfolio. Interest income on loans receivable increased by $136,000 in the third quarter of 2008 compared to the third quarter of 2007 due to growth in average loans receivable of $14.0 million between the periods. The average yield on our loan portfolio declined from 7.19% during the third quarter of 2007, to 6.75% for the third quarter of 2008. This decline in average yield is attributed to a decrease in the market rate for mortgage loans between the periods compared. Interest income on mortgage-backed securities increased by $566,000 in the third quarter of 2008 compared to the third quarter of 2007, and interest income on investment securities increased by $16,000 between the respective 2008 and 2007 periods. The average balance of our mortgage-backed securities increased by $37.6 million to $127.8 million, from the third quarter of 2007 to the third quarter of 2008. This increase in average balance is primarily attributed to leverage strategies implemented in the fourth quarter of 2007 and the first quarter of 2008, in which mortgage-backed securities issued by Fannie Mae and Freddie Mac were purchased with the proceeds received from a blend of FHLB advances and reverse repurchase agreements.

Net interest income for the nine month period ended September 30, 2008 was $7.3 million, an increase of $1.7 million from the first nine months of 2007. Interest income for the respective nine month periods ended September 30, 2008 and 2007 was $11.6 million and $9.7 million. The average yield on our interest earning assets for the nine months ended September 30, 2008 was 5.57%, a decrease of six basis points from the nine month period ended September 30, 2007. Total average interest earning assets grew by $48.8 million during the nine month period ended September 30, 2008 compared to the period ended September 30, 2007 primarily due to the consummation of the Company’s initial public offering in July 2007 and the wholesale leverage strategies referenced previously. During the first nine months of 2008, interest income on loans receivable increased by $374,000 and the average balance of our loans receivable increased by $8.7 million, compared to the first nine months of 2007. Interest income on mortgage-backed securities increased by $1.5 million and interest income on investment securities increased by $498,000, between the nine months ended September 30, 2008 and September 30, 2007. The average balance of our mortgage-backed securities portfolio increased by $33.7 million, and the average balance of our investment securities increased by $15.0 million during the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007.

Interest Expense. Interest expense was $1.5 million for the quarter ended September 30, 2008 compared to $1.3 million for the quarter ended September 30, 2007. Interest paid on deposits for the third quarter of 2008 was $945,000, a decrease a $99,000 from the third quarter of 2007. Despite growth of $4.3 million in average deposits during the 2008 quarter as compared to the 2007 quarter, interest expense declined due to a decrease in the average rate paid on deposits. The average rate paid on deposits during the third quarter of 2008 was 2.62%, a decrease of 36 basis points from the third quarter of 2007. Interest expense on borrowings was $514,000 during the third quarter of 2008, an increase of $210,000 from the third quarter of 2007. Average total borrowings were $50.4 million for the third quarter of 2008 compared to $26.2 million for the third quarter of 2007. The increase in borrowings was primarily due to wholesale funding strategies used to fund the acquisition of Fannie Mae and Freddie Mac mortgage backed securities collateralized by conventional, conforming mortgage loans. For the nine month period ended September 30, 2008, interest expense increased by $204,000 to $4.4 million, as compared to the nine month period ended September 30, 2007. Average interest-bearing liabilities increased to $188.1 million during the nine months ended September 30, 2008, an increase of $8.8 million from the nine month period ended September 30, 2007. Average interest-bearing deposits declined by $6.4 million for the nine month period ended September 30, 2008 in comparison with the nine month period ended September 30, 2007. The decline in average deposits reflects the short-term deposit of $53.9 million in proceeds received from subscribers in our stock offering in June 2007, which were subsequently disbursed in July 2007 when the Company’s initial public offering closed. These short-term deposits increased the average balance of interest-bearing deposits during the nine month period ended September 30, 2007. Interest expense on total borrowings was $1.4 million for the nine months ended September 30, 2008, an increase of $355,000 from the nine months ended September 30, 2007. As stated previously, total borrowings increased as the Bank levered its balance sheet to acquire additional mortgage backed securities in the fourth quarter of 2007 and first quarter of 2008.

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

The Company recorded net recoveries on its allowance for loan losses of $12,000 during the third quarter of 2008, compared to net recoveries on its loan loss provisions of $75,000 for the same quarter of 2007. For the nine month periods ended September 30, 2008 and 2007, the Company recorded net recoveries of $39,000 and $135,000, respectively. The recoveries in both the 2008 and 2007 periods pertain to provisions for loan losses previously made on loans secured by Katrina-damaged properties that were subsequently paid off by the borrowers. Our allowance for loan losses as a percentage of total loans receivable was 1.82% at September 30, 2008, a decline of 19 basis points from December 31, 2007. Our September 30, 2008 allowance for loan losses provides coverage equal to 878.92% of our non-performing loans.

Non-interest Income. Our non-interest income for the third quarter of 2008 was $152,000 compared to $147,000 for the third quarter of 2007. Non-interest income for the nine months ended September 30, 2008 and 2007 was $390,000 and $364,000, respectively.

Non-interest Expense. Non-interest expense for the third quarter of 2008 was $1.5 million, an increase of $332,000 from the third quarter of 2007. Salaries and employee benefits expense increased by $269,000 due to overall higher levels of salaries and the implementation of the Company’s equity based compensation plans, which were approved by our shareholders in February 2008. Occupancy expenses and other non-interest expenses increased by $31,000 and $32,000, respectively, during the third quarter of 2008 compared to the third quarter of 2007. On a linked-quarter basis, other non-interest expense decreased $178,000 during the third quarter of 2008 compared to the second quarter of 2008. This decline in other non-interest expense was primarily due to a revision of the Company’s estimated Louisiana bank shares tax. For the nine months ended September 30, 2008 and 2007, non-interest expense was $4.7 million and $3.6 million, respectively. Salary and benefit expenses increased by $712,000 and other non-interest expense increased by $446,000 during the nine month period ending September 30, 2008, over the comparable nine month period in 2007. As stated earlier, the increased levels of salaries and benefits expense for the 2008 periods was due to overall higher levels of salaries and the implementation of our equity-based compensation plans that were approved by our shareholders in February 2008. The increase in other noninterest expense during the nine month period ended September 30, 2008 compared to the first nine months of 2007 was due primarily to the Louisiana bank shares tax and the Louisiana corporate franchise tax, which were not applicable prior to our mutual-to-stock conversion and initial public offering. The Louisiana bank shares tax was $214,000 and the Louisiana corporate franchise tax was $68,000 for the nine month period ending September 30, 2008. The remaining increase in other non-interest expense was due to increased advertising expenditures and higher levels of professional fees due to our status as a publicly traded company in the 2008 period.

Income Tax Expense. Income tax expense for the third quarter of 2008 was $354,000 compared to $447,000 for the third quarter of 2007. The decrease in income tax expense for the 2008 period compared to the 2007 period was due to the decrease in pre-tax income during the period. Income tax expense for the nine months ended September 30, 2008 amounted to $947,000 compared to $801,000 for the nine months ended September 30, 2007. The increase in income tax expense during the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 period was due to the increase in pre-tax income during the period.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2008, our cash and cash equivalents amounted to $7.9 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $57.2 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $69.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At September 30, 2008, we had $50.7 million in total borrowings, including $24.7 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At September 30, 2008, the Company had $136.6 million in funds available through the Federal Home Loan Bank.

In light of the Company’s regulatory capital, which is significantly in excess of well capitalized standards, and taking into consideration the Company’s projected earnings, asset growth, and business strategy, we have decided not to seek Federal funding through the U. S. Treasury Department’s Capital Purchase Program, although we believe we would be eligible for such funds.

The following table summarizes our contractual cash obligations at September 30, 2008.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$102,059	$69,833	$20,819	$11,407	$—
Borrowings	50,708	5,077	9,139	36,143	349

Total long-term debt	152,767	74,910	29,958	47,550	349
Operating lease obligations	270	67	63	62	78

Total contractual obligations	$153,037	$74,977	$30,021	$47,612	$427

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A – Risk Factors.

See “Risk Factors” at pages 29-32 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases by its 2007 Recognition and Retention Plan and Trust, which is an affiliate of the Company, and purchases of treasury shares pursuant to a 5% repurchase plan approved by the Company’s Board of Directors, are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)(2)
July 1 – July 31, 2008	70,166	$12.61	70,166	78,725
Aug. 1 – Aug. 31, 2008	31,651	12.74	31,651	364,360
Sept. 1 – Sept. 30, 2008	275,029	12.72	275,029	89,331

Total	376,846	$12.70	376,846

(1)	On February 14, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”), which is authorized to purchase of up to 253,829 shares of the Company’s common stock. As of September 30, 2008, 241,384 shares had been purchased by the 2007 RRP. The remaining 12,445 shares were purchased by the 2007 RRP in October 2008.
(2)	On August 1, 2008, the Company announced a stock repurchase program to acquire 5%, or 317,286 shares of its common stock. The shares may be purchased in the open market or privately negotiated transactions from time to time depending upon market conditions and other factors over a six to twelve month period.

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

LOUISIANA BANCORP, INC.

Date: November 12, 2008	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer