Form 10-K
period 2008-12-31
LOUISIANA BANCORP INC
filed 2009-03-26
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,733,135 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $12.90 for the common stock on June 30, 2008, as reported by the Nasdaq Stock Market, was approximately $74.0 million. Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 23, 2009: 5,440,439

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.

2008 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Louisiana Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Louisiana Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Louisiana Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Louisiana Bancorp, Inc. is engaged. Louisiana Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank currently conducts its business from its main office, which is located in Jefferson Parish, approximately eight miles west of the French Quarter of New Orleans, two branch offices, one of which also is in Jefferson Parish, and a loan production office located in Hammond, Louisiana. Our remaining open branch office is located in neighboring Orleans Parish (which is coexistent with the City of New Orleans). Our fourth banking office, located in Orleans Parish in the Lakeview neighborhood of New Orleans, remains closed due to extensive flood damage from Hurricane Katrina. We have recently completed the re-design of the Lakeview office and expect to re-open it during the fourth quarter of 2009. As of December 31, 2008, the Company had $327.4 million of total assets, $160.6 million of deposits and $85.7 million of shareholders’ equity. The Company’s shareholders’ equity constituted 26.2% of total assets as of December 31, 2008.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, other funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Dallas, the Federal Reserve, and commercial banks. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, multi-family residential and commercial real estate mortgage loans, home equity loans and lines of credit and other consumer loans. The Bank derives its income principally from interest earned on loans, mortgage-backed and other securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Bank of New Orleans’ primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments and other funds from operations.

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area. Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land. Our business plan is focused on developing a balanced portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area. Our total real estate loan portfolio has grown from $70.2 million at December 31, 2004, to $100.2 million at December 31, 2008. At December 31, 2008, our one-to-four family residential loans comprised 45.4%, or $51.5 million of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 42.8% or $48.7 million of total loans.

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

Since Hurricane Katrina made landfall on August 29, 2005, we, like every other business in metropolitan New Orleans, have expended considerable amounts of our time and resources in responding to the effects of Hurricane Katrina. The rebuilding and recovery efforts in metropolitan New Orleans are underway and are anticipated to continue for a considerable period of time. The Bank believes that, in the aftermath of Hurricane Katrina, there will continue to be significant long-term opportunities for it to participate in the rebuilding and relocation efforts in southern Louisiana and coastal Mississippi through lending and other banking services. We believe that we will have greater opportunities for business development in Jefferson Parish and contiguous markets to the west and areas on the northern shore of Lake Pontchartrain. We plan to focus on these areas and plan to add several new banking offices, which may include additional loan production offices, in those markets. We intend to consider acquisition opportunities in our current market area as well as these expanded geographic market areas, either whole bank or branch office acquisitions. However, we have no specific acquisitions under consideration at this time.

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

Lending Activities

General. At December 31, 2008, our net loan portfolio totaled $111.2 million or 34.0% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans in recent years. We also originate consumer loans, consisting primarily of home equity loans and lines of credit, and other personal loans.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential(1)	$51,547	45.4%	$46,437	46.8%	$45,594	49.5%	$44,178	46.3%	$46,550	53.5%
Multi-family residential, commercial real estate and land loans	48,654	42.8	40,215	40.5	33,995	36.9	34,909	36.5	23,672	27.2

Total real estate loans	100,201	88.2	86,652	87.3	79,589	86.4	79,087	82.8	70,222	80.7

Consumer and other loans:
Student loans	1,398	1.2	2,133	2.1	2,654	2.9	5,682	5.9	5,381	6.2
Loans secured by deposits	283	0.2	530	0.5	520	0.6	428	0.4	386	0.4
Home equity loans and lines of credit	10,297	9.1	8,702	8.8	8,511	9.2	9,164	9.6	9,679	11.1
Other	1,368	1.2	1,260	1.3	832	0.9	1,189	1.3	1,388	1.6

Total consumer loans	13,346	11.8	12,625	12.7	12,517	13.6	16,463	17.2	16,834	19.3

Total loans	$113,547	100.0%	$99,277	100.0%	$92,106	100.0%	$95,550	100.0%	$87,056	100.0%

Less:
Deferred loan fees	359		376		390		341		277
Allowance for loan losses	1,952		1,999		2,292		2,760		515

Net loans	$111,236		$96,902		$89,424		$92,449		$86,264

(1)	For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages. We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2008, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four-Family Residential	Multi-family Residential, Commercial Real Estate and Land Loans	Consumer and Other	Total
	(In Thousands)
Amounts due after December 31, 2008 in:
One year or less	$952	$3,107	$511	$4,570
After one year through two years	1,173	2,969	862	5,004
After two years through three years	493	478	437	1,408
After three years through five years	5,273	2,827	1,518	9,618
After five years through ten years	8,099	10,951	7,971	27,021
After ten years through 15 years	11,748	27,522	1,998	41,268
After 15 years	23,809	800	49	24,658

Total	$51,547	$48,654	$13,346	$113,547

The following table shows the dollar amount of our loans at December 31, 2008 due after December 31, 2009 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
One- to four-family residential	$48,350	$2,245	$50,595
Multi-family residential, commercial real estate and land loans	44,502	1,045	45,547
Consumer and other	4,731	8,104	12,835

Total	$97,583	$11,394	$108,977

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2008 was a $1.0 million participation interest in a $170.0 million loan for the construction of a mixed-use development located in Baton Rouge, Louisiana. At December 31, 2008, this loan was 50 days delinquent and completion of the project has been delayed. See “Asset Quality—Delinquent Loans”.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates. We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $8.6 million at December 31, 2008. At December 31, 2008, our five largest loans to one borrower and related entities amounted to $3.9 million, $2.8 million, $2.7 million, $2.4 million and $2.1 million, respectively, and all of such loans were performing in accordance with their terms.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loan originations:
One- to four-family residential	$13,473	$8,981	$15,479
Multi-family residential, commercial real estate and land loans	15,954	15,231	7,777
Consumer and other	6,131	7,198	3,305

Total loan originations	35,558	31,410	26,561

Loans purchased(1)	2,133	8,357	408

Loans sold	(1,281)	(1,377)	(4,784)
Loan principal repayments	(22,140)	(31,219)	(22,315)

Total loans sold and principal repayments	(23,421)	(32,596)	(27,099)

Increase or (decrease) due to other items, net(2)	64	307	(3,472)

Net increase (decrease) in total loans	$14,334	$7,478	$(3,602)

(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2008, $51.5 million of our total loan portfolio consisted of single-family residential mortgage loans. While the aggregate amount of our single-family residential mortgage loans has increased by $5.0 million over the past five years, as a result of our increased originations of multi-family residential, commercial real estate and land loans, our single-family residential real estate loans as a percentage of total loans have decreased from 53.5% at December 31, 2004 to 45.4% at December 31, 2008.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We do not originate sub-prime or “no-doc” loans, nor do we hold any such loans in our loan portfolio. Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending

Department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually. However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years. At December 31, 2008, only $2.2 million, or 4.4%, of our one- to four-family residential loan portfolio maturing after December 31, 2009 consisted of ARM loans.

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

We intend to increase our originations of single-family residential mortgage loans in our current market area as well as contiguous markets to be west and north of Lake Pontchartrain.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2008, our multi-family residential, commercial real estate and land loans amounted to $48.6 million or 42.8% of our total loan portfolio. Our multi-family residential, commercial real estate and land loans increased by $8.4 million, or 21.0%, from December 31, 2007 to December 31, 2008.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our multi-family residential real estate loans tend to be originated in an amount less than $2.0 million but will occasionally exceed that amount. At December 31, 2008, the average multi-family residential, commercial real estate and land loan size was $431,000. The five largest loans outstanding were $2.7 million, $2.4 million, $2.4 million, $2.4 million and $1.4 million, and all of such loans were performing in accordance with all their terms.

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

Multi-family residential, commercial real estate and land lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks for loans we originate by limiting loans to businesses with existing operating performance which can be analyzed or to borrowers with whom we are familiar and who have historical results that we can analyze. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property.

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

Our multi-family residential, commercial real estate and land loans include loans for the construction of multi-family residential and commercial real estate. We typically originate such loans on a construction/permanent basis where the initial phase of the loan, generally 12 to 24 months, consists of construction (with interest only payments on the loan) and, upon completion of construction, the loan automatically converts to a permanent amortizing loan. At December 31, 2008, our portfolio of multi-family residential, commercial real estate and land loans included an aggregate of $1.9 million of loans in the construction phase with additional commitments of up to $550,000 on such loans.

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

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer and other loans amounted to $13.3 million or 11.8% of our total loan portfolio at December 31, 2008. The largest components of our consumer loans are home equity loans and lines of credit, which amounted to $10.3 million at December 31, 2008. Our consumer loans also include student loans, loans secured by deposit accounts, automobile loans and unsecured personal loans. We also offer reverse mortgages on an agency basis where we sell the origination to a third party that closes and funds the loan. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

Our home equity loans and lines of credit are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that our home equity loans and lines of credit have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans and lines of credit have combined loan-to-value ratios of 80% or less. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate. At December 31, 2008, the unused portion of our home equity lines of credit was $5.7 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended December 31, 2008, we charged-off $4,000 of consumer loans.

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

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment. As of December 31, 2008 and 2007, our impaired loans amounted to $351,000 and $634,000, respectively.

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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At December 31, 2008 and 2007, we had $71,000 and $294,000, respectively, in assets classified as “substandard.” We had no assets, net of our specific valuation allowance, classified as doubtful or loss at either date. We had $1.0 million in assets designated as “special mention” at December 31, 2008, compared to no assets designated as “special mention” at December 31, 2007.

Delinquent Loans. At December 31, 2008, we had $2.2 million in delinquent loans, compared to $265,000 at December 31, 2007. Included in the $2.2 million of delinquent loans at December 31, 2008 were three single family residential loans with an aggregate balance of $1.3 million. Two of these loans with a combined balance of $1.2 million were to a single borrower. Upon conducting a thorough valuation of the collateral, we have concluded that our loans to this borrower remain well collateralized and all principal and interest will be collected. In addition, at December 31, 2008, we had one delinquent commercial real estate construction loan with a total funded balance of $950,000, and a remaining commitment of $50,000, which was 50 days delinquent at such date. This loan represents our participation interest in a $170 million mixed-use property in Baton Rouge, Louisiana. The project is approximately 95% complete, but has encountered construction delays due to cost over-runs. No payments have been received on this loan since year-end. However, the lead lender has implemented certain additional procedures and controls with respect to this loan in an effort to get the project completed. At December 31, 2008, we have classified this loan as “special mention”.

The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2008				December 31, 2007
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One- to four-family residential	3	$1,251	—	$—	2	$102	—	$—
Multi-family residential, commercial real estate and land loans	1	950	—	—	1	37	—	—
Consumer and other	1	1	—	—	6	126	—	—

Total delinquent loans	5	$2,202	—	$—	9	$265	—	$—

Delinquent loans to total net loans		1.98%		—%		0.27%		—%

Delinquent loans to total loans		1.94%		—%		0.27%		—%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.

For the years ended December 31, 2008 and 2007, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $4,500 and $22,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$237	$138	$173	$1,151	$115
Multi-family residential, commercial real estate and land loans	—	291	—	—	—
Consumer and other	3	73	11	8	4

Total non-accruing loans	240	502	184	1,159	119

Accruing loans 90 days or more past due:
One- to four-family residential	—	—	—	1,522	—
Multi-family residential, commercial real estate and land loans	—	—	—	660	—
Consumer and other	—	—	—	193	—

Total accruing loans 90 days or more past due	—	—	—	2,375	—

Total non-performing loans(1)	240	502	184	3,534	119

Real estate owned, net	—	—	—	—	—

Total non-performing assets	$240	$502	$184	$3,534	$119

Total non-performing loans as a percentage of loans, net	0.22%	0.52%	0.21%	3.82%	0.14%

Total non-performing loans as a percentage of total assets	0.07%	0.19%	0.08%	1.47%	0.05%

Total non-performing assets as a percentage of total assets	0.07%	0.19%	0.08%	1.47%	0.05%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

During the year ended December 31, 2005, we made a substantial provision for loan losses due to the unprecedented damage caused by Hurricane Katrina. This provision was based on management’s assessment of the estimated level of losses in our loan portfolio. Given the significant uncertainties regarding the performance of the loan portfolio, $1.2 million of the provision was applied to the general allowance for loan losses and was not allocated to any identified type or class of loans. In the years ended December 31, 2008, 2007, and 2006, we recorded an aggregate of $769,000 in recoveries to our allowance for loan losses. These recoveries were due to loans on which we had made a provision in 2005 which subsequently have been repaid in full, in most cases upon the receipt of insurance proceeds.

In the five-year period ended December 31, 2008, our loan charge-offs have been minimal and, in the aggregate, amounted to $68,000.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Total loans outstanding at end of period	$113,547	$99,277	$92,106	$95,550	$87,056

Allowance for loan losses, beginning of period	1,999	2,292	2,760	515	491
Provision (recovery) for loan losses	(43)	(268)	(458)	2,250	16
Charge-offs:
One- to four-family residential	—	38	7	4	2
Multi-family residential, commercial real estate and land loans	—	—	—	—	—
Consumer and other	4	4	4	5	—

Total charge-offs	4	42	11	9	2

Recoveries on loans previously charged off	—	17	1	4	10

Allowance for loan losses, end of period	$1,952	$1,999	$2,292	$2,760	$515

Allowance for loan losses as a percent of non-performing loans	813.33%	398.21%	1,245.65%	78.10%	432.77%

Allowance for loan losses as a percent of total loans	1.72%	2.01%	2.49%	2.89%	0.59%

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	—%	—%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$92	45.4%	$108	46.8%	$301	49.5%	$743	46.3%	$54	53.5%
Multi-family residential, commercial real estate and land loans	53	42.8	59	40.5	34	36.9	66	36.5	23	27.2
Consumer and other	307	11.8	332	12.7	457	13.6	451	17.2	138	19.3
Unallocated	1,500	—	1,500	—	1,500	—	1,500	—	300	—

Total	$1,952	100.0%	$1,999	100.0%	$2,292	100.0%	$2,760	100.0%	$515	100.0%

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Investment Activities

General. We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors. The Board’s ALCO/Investment Committee monitors our investment activity and ensures that the Bank’s investments are consistent with the Investment Policy. The respective Boards of Directors of the Bank and Company review all investment activity at their regular scheduled meetings.

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

At December 31, 2008, our investment and mortgage-backed securities amounted to $203.5 million in the aggregate or 62.2% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $171.5 million or 84.3% of the securities portfolio at December 31, 2008. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.

At December 31, 2008, we had an aggregate of $31,000 in gross unrealized losses on our investment and mortgage-backed securities portfolio. Such unrealized losses reflect a decline in market value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired.

Pursuant to SFAS No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2008, we had $80.1 million of securities classified as available for sale, $123.4 million of securities classified as held to maturity and no securities classified as trading account. During the year ended December 31, 2008, we sold an aggregate of $350,000 of available-for-sale securities at a gain of $3,000.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies. At December 31, 2008, $93,000 of our mortgage-backed securities were CMOs. At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2008		2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$52,660	$54,159	$32,040	$32,168	$34,832	$34,015
U.S. government and agency obligations	25,405	25,932	40,138	40,468	21,682	21,676
Municipal obligations	—	—	—	—	—	—

Total Securities AFS	78,065	80,091	72,178	72,636	56,514	55,691

Securities Held to Maturity:
Mortgage-backed securities	117,322	121,050	74,693	75,516	57,545	57,130
U.S. government and agency obligations	3,000	3,001	3,500	3,534	298	298
Municipal obligations	3,107	3,204	3,450	3,572	3,446	3,555

Total Securities HTM	123,429	127,255	81,643	82,622	61,289	60,983

Total Mortgage-Backed and Investment Securities and	$201,494	$207,346	$153,821	$155,258	$117,803	$116,674

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2008 Which Mature In				Total
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years
	(Dollars in Thousands)
Available-for-Sale:
Mortgage-backed securities	$—	$11,510	$6,820	$35,829	$54,159
U.S. government and agency obligations	6,353	17,419	2,160	—	25,932
Municipal obligations	—	—	—	—	—

Total	$6,353	$28,929	$8,980	$35,829	$80,091

Weighted Average Yield	4.53%	3.85%	4.94%	5.49%	4.76%

Held to Maturity:
Mortgage-backed securities	$—	$2,866	$18,274	$96,182	$117,322
U.S. government and agency obligations	—	3,000	—	—	3,000
Municipal obligations	—	3,107	—	—	3,107

Total	$—	$8,973	$18,274	$96,182	$123,429

Weighted Average Yield	—%	4.11%	5.00%	5.11%	5.02%

Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$—	$14,376	$25,094	$132,011	$171,481
U.S. government and agency obligations	6,353	20,419	2,160	—	28,932
Municipal obligations	—	3,107	—	—	3,107

Total	$6,353	$37,902	$27,254	$132,011	$203,520

Weighted Average Yield	4.53%	3.91%	4.98%	5.21%	4..92%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2008	2007	2006
	(In Thousands)
Fixed-rate:
Available for sale	$54,159	$32,168	$34,015
Held to maturity	100,555	66,139	45,378

Total fixed-rate	154,714	98,307	79,393

Adjustable-rate:
Available for sale	—	—	—
Held to maturity	16,767	8,554	12,167

Total adjustable-rate	16,767	8,554	12,167

Total mortgage-backed securities	$171,481	$106,861	$91,560

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2008 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2008 Which Mature in
	One Year or Less	Weighted Average Yield	After One to Five Years	Weighted Average Yield	After Five to Ten Years	Weighted Average Yield	Over 10 years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$—	0.00%	$11,510	4.60%	$6,820	5.20%	$35,829	5.49%
Held to maturity	—	0.00%	2,866	5.04%	18,038	5.00%	79,651	5.20%

Total fixed-rate	—	0.00%	14,376	4.69%	24,858	5.05%	115,480	5.29%

Adjustable-rate:
Available for sale	—		—		—	—	—
Held to maturity	—		—		236	5.03%	16,531	4.67%

Total adjustable-rate	—		—		236	5.03%	16,531	4.67%

Total	$—	0.00%	$14,376	4.69%	$25,094	5.05%	$132,011	5.21%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2008, 29.4% of the funds deposited with Bank of New Orleans were in core deposits, which are deposits other than certificates of deposit.

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

We do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs,” or use brokers to obtain deposits. At December 31, 2008, our jumbo CDs amounted to $29.3 million, of which $22.6 million are scheduled to mature within twelve months. At December 31, 2008, the weighted average remaining maturity of our certificate of deposit accounts was 11 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
1.00% – 1.99%	$2,720	1.7%	$2,061	1.4%	$2,749	1.8%
2.00% – 2.99%	38,311	23.9	746	0.5	3,989	2.6
3.00% – 3.99%	42,934	26.7	16,261	11.3	44,671	29.7
4.00% – 4.99%	29,014	18.1	64,834	45.1	31,827	21.2
5.00% – 5.99%	386	0.2	9,639	6.7	14,074	9.4
6.00% or more	—	—	—	—	—	—

Total certificate accounts	113,365	70.6	93,541	65.0	97,310	64.7

Transaction accounts:
Passbook	18,017	11.2	20,052	14.0	21,177	14.1
Checking:
Interest bearing	19,755	12.3	21,487	15.0	21,462	14.3
Non-interest bearing	4,219	2.6	3,099	2.2	4,095	2.7
Money market	5,233	3.3	5,450	3.8	6,291	4.2

Total transaction accounts	47,224	29.4	50,088	35.0	53,025	35.3

Total deposits	$160,589	100.00%	$143,629	100.00%	$150,335	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Account	$18,373	$92	0.50%	$24,349	$123	0.51%	$23,588	$119	0.50%
Checking	20,413	56	0.27	20,799	57	0.27	25,043	69	0.28
Money market	5,249	30	0.57	5,830	33	0.57	6,824	39	0.57
Certificates of deposit	100,478	3,751	3.73	95,611	3,953	4.13	95,595	3,349	3.50

Total interest-bearing deposits	$144,513	$3,929	2.72%	$146,589	$4,166	2.84%	$151,050	$3,576	2.37%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Beginning balance	$143,629	$150,335	$157,245

Net increase (decrease) before interest credited	13,934	(9,935)	(9,458)
Interest credited	3,026	3,229	2,548

Net increase (decrease) in deposits	16,960	(6,706)	(6,910)

Ending balance	$160,589	$143,629	$150,335

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2008.

	Balance at December 31, 2008 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In Thousands)
Less than 2.00%	$2,720	$—	$—	$—	$2,720
2.00% – 2.99%	35,423	2,798	90	—	38,311
3.00% – 3.99%	32,088	2,431	5,824	2,591	42,934
4.00% – 4.99%	11,387	6,041	3,642	7,943	29,013
5.00% – 5.99%	165	214	8	—	387
6.00% or more	—	—	—	—	—

Total certificate accounts	$81,783	$11,484	$9,564	$10,534	$113,365

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2008 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2009	$16,375	2.63%
June 30, 2009	4,253	3.09
September 30, 2009	5,284	3.22
December 31, 2009	1,967	3.60
After December 31, 2009	7,795	4.11

Total certificates of deposit with balances of $100,000 or more	$35,674	3.15%

Borrowings. We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2008, we had $50.7 million in outstanding FHLB advances and $150.4 million of additional FHLB advances available. At such date, $19.5 million of our FHLB advances mature within one year. In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding. These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to 5 years. These borrowings are secured by the pledge of US Government or US Agency debt instruments. At December 31, 2008, the Bank had other borrowings of $26.0 million. Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank. At December 31, 2008, we had no borrowings from the Federal Reserve Bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$51,790	$31,218	$43,362
Maximum amount outstanding at any month-end during the period	77,171	35,443	49,969
Balance outstanding at end of period	76,660	34,416	35,242
Average interest rate during the period	3.93%	4.45%	4.05%
Weighted average interest rate at end of period	3.40%	4.55%	4.31%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2008, we had 64 full-time and one part-time employee. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

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

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program.

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could opt out of these two programs. We have opted to participate in both of these programs.

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

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate for the fourth quarter of 2008 was 0.0026% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

On February 27, 2009, the Federal Deposit Insurance Corporation adopted an interim final regulation providing for replenishment of the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

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

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement—“tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement—“core” capital equal to at least 3.0% of adjusted total assets; and

•	risk-based capital requirement—“total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Bank of New Orleans had no intangible assets at December 31, 2008. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank of New Orleans’ regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2008, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 18.4%, 18.4% and 49.2%, respectively.

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

At December 31, 2008, Bank of New Orleans was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2008.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$57,209	49.24%	$9,294	8.00%	$11,617	10.00%	$45,592	39.24%
Tier 1 risk-based capital	55,755	47.99	4,647	4.00	6,970	6.00	48,785	41.99
Tier 1 leverage Capital	55,816	18.35	9,124	3.00	15,207	5.00	40,609	13.35

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

At December 31, 2008, Bank of New Orleans met the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2008, Bank of New Orleans was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2008, Bank of New Orleans had $50.7 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2008, Bank of New Orleans had $2.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2008, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General. Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2004 have been closed for purposes of examination by the Internal Revenue Service. As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2008, the total federal pre-1988 reserve was approximately $1.4 million. The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years proceeding the loss year and forward to the 20 years following the loss year. At December 31, 2008, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For fiscal 2008, the Company’s Louisiana Shares Tax expense was $240,000.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans. In addition, we originate loans for the construction of residential and commercial use properties. We have increased our emphasis on originating commercial and multi-family real estate loans and construction loans in recent years, and such loans have increased as a proportion of our loan portfolio from 27.2% at December 31, 2004 to 42.8% at December 31, 2008. Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2008, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $17.6 million, or 36.2% of total commercial real estate, multi-family residential and land loans and 15.5% of our total loan portfolio at such date. In addition, our relatively recent emphasis on increasing our originations of commercial real estate and multi-family residential loans means that our portfolio of these loans is significantly weighted with loans which are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. As of December 31, 2008, we had a $1.0 million participation interest in a $170.0 million construction loan for a mixed-use development located in Baton Rouge, Louisiana. As such date, the loan was 50 days past due and completion of the project was delayed. See “Asset Quality—Delinquent Loans”.

We may not succeed in our plan to grow which could reduce future profitability.

We intend to grow our branch system by opening additional offices. In addition, we may seek to either acquire other financial institutions and/or branch offices. Bank of New Orleans has never acquired another banking institution and we cannot assure you that we will be able to grow through acquisitions or, if we do, successfully integrate other financial institutions or branch offices. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Currently, we have no agreements or understandings with anyone regarding an acquisition. Our ability to grow organically by establishing new de novo branch offices depends on whether we can identify advantageous locations and generate new deposits and loans from those locations that will create an acceptable level of net income. We intend to focus our growth strategy in contiguous and other surrounding markets. However, we have never operated a branch office outside metropolitan New Orleans, and no assurance can be given that we can successfully implement our business plan in a different market area. There will be additional costs associated with any expansion of our branch network, and no assurance can be given that any new offices will be profitable. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets. We cannot assure you that we will be successful in our plan to grow.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Our net interest spread was 2.50% for the year ended December 31, 2008 compared to 2.56% for the year ended December 31, 2007. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Our Deposit Insurance Premium Could Be Substantially Higher in the Future Which Would have an Adverse Effect on Our Future Earnings

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 0.40% as of December 31, 2008, 79 basis points below the reserve ratio as of March 31, 2008. The Federal Deposit Insurance Corporation expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

On February 27, 2009, the Federal Deposit Insurance Corporation released a seven-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.

The Actions of the U.S. Government for the Purpose of Stabilizing the Financial Markets, or Market Response to those Actions, May Not Achieve the Intended Effect, and our Results of Operations Could Be Adversely Effected

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability.

As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program that gives the Federal Deposit Insurance Corporation the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program, but we are participating in the Temporary Liquidity Guarantee Program.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Home Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2008, we conducted business from our main office, two full-service banking offices, and a loan production office. Our fourth banking office, located on Robert E. Lee Boulevard in New Orleans, remains closed due to flood damage incurred during Hurricane Katrina. We have completed the plans for the renovations of the branch and plan to re-open it in the fourth quarter of 2009. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2008. We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned		Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
				(Dollars In Thousands)
Main Office:
1600 Veterans Boulevard
Metairie, Louisiana 70005	Owned		n/a	$1,321	$91,188	(1)

Branch Offices:
4401 Transcontinental Drive
Metairie, Louisiana 70006	Owned	(2)	3/31/2016	229	33,675

5435 Magazine Street
New Orleans, Louisiana 70115	Owned		n/a	250	19,656

1522 Robert E. Lee Boulevard
New Orleans, Louisiana 70122	Leased		6/30/2009	—	16,070	(3)

Loan Production Office:
2105 Rue Simone
Hammond, Louisiana 70403	Leased		10/15/2009	4	—

Total				$1,804	$160,589

(1)	All IRA deposits are assigned to the Main office.
(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.
(3)	The deposits for the Robert E. Lee office have been temporarily re-assigned to the main office for regulatory reporting purposes as the Robert E. Lee office has been temporarily closed since August 2005 due to flood damage from Hurricane Katrina.

Item 3.	Legal Proceedings.

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

(a) Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”. The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007. As of the close of business on December 31, 2008, there were 5,931,312 shares of common stock outstanding, held by approximately 275 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2008	$12.88	$11.61	$—
September 30, 2008	13.06	12.15	—
June 30, 2008	13.15	11.45	—
March 31, 2008	11.73	9.98	—
December 31, 2007	11.36	10.30	—
September 30, 2007	10.99	10.15	—

(b) Not applicable.

(c) The Company’s repurchases of its common stock made during the quarter ended December 31, 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
Month #1 October 1, 2008 – October 31, 2008	71,745	$12.19	71,745	17,586
Month #2 November 1, 2008 – November 30, 2008	26,086	11.98	26,086	292,922
Month #3 December 1, 2008 – December 31, 2008	88,454	12.45	88 ,454	204,468

Total	186,285	$12.28	186,285

Notes to this table:

(1)	On February 14, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”), which is authorized to purchase of up to 253,829 shares of the Company’s common stock. Purchases for the 2007 RRP were completed on October 1, 2008.
(2)	On August 1, 2008 the Company announced a stock repurchase program to repurchase 317,286 shares, or 5% of its outstanding common stock over a six- to twelve-month period. The repurchase program was completed on November 3, 2009.
(3)	On November 3, 2009, the Company announced a stock repurchase program to repurchase 301,422 shares, or 5% of its outstanding common stock over a six-month period.

Item 6.	Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc. You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$327,449	$270,944	$219,726	$240,904	$236,748
Cash and cash equivalents	4,974	11,648	3,825	17,967	6,163
Investment securities:
Available-for-sale	25,932	40,468	21,676	19,753	21,041
Held-to-maturity	6,107	6,950	3,744	3,946	4,689
Mortgage-backed securities:
Available-for-sale	54,159	32,168	34,015	43,568	58,030
Held-to-maturity	117,322	74,693	57,545	55,243	53,068
Loans receivable, net	111,236	96,902	89,424	92,449	86,264
Deposits	160,589	143,629	150,335	157,245	140,815
Borrowings	76,660	34,416	35,242	50,313	66,408
Shareholders’ equity	85,727	89,870	29,198	26,912	27,590
Banking offices(1)	5	4	4	4	4

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$15,837	$13,423	$12,249	$11,215	$10,838
Total interest expense	5,963	5,556	5,334	4,915	4,670

Net interest income	9,874	7,867	6,915	6,300	6,168
Provision (recovery) for loan losses	(43)	(268)	(458)	2,250	16

Net interest income after provision (recovery) for loan losses	9,917	8,135	7,373	4,050	6,152
Total non-interest income	526	501	513	611	611
Total non-interest expense	6,402	4,867	4,887	4,423	4,645

Income before income taxes	4,041	3,769	2,999	238	2,118
Income taxes	1,297	1,128	976	36	675

Net income	$2,744	$2,641	$2,023	$202	$1,443

Earnings per share (basic)(2)	$0.49	$0.94	N/A	N/A	N/A
Earnings per share (diluted)(2)	$0.49	$0.94	N/A	N/A	N/A

Selected Operating Ratios(3):
Average yield on interest-earning assets	5.53%	5.69%	5.44%	4.97%	4.66%
Average rate on interest-bearing liabilities	3.04	3.12	2.74	2.46	2.25
Average interest rate spread(4)	2.50	2.56	2.70	2.51	2.41
Net interest margin(4)	3.43	3.33	3.07	2.79	2.65
Average interest-earning assets to average interest-bearing liabilities	145.81	132.71	115.83	112.84	111.86
Net interest income after provision for loan losses to non-interest expense	154.90	167.84	153.76	91.57	132.44
Total non-interest expense to average assets	2.19	2.00	2.06	1.90	1.95
Efficiency ratio(5)	61.56	58.06	65.36	64.00	68.52
Return on average assets	0.94	1.09	0.87	0.09	0.60
Return on average equity	3.09	4.65	7.21	0.73	5.34
Average equity to average assets	30.27%	23.40%	12.04%	11.82%	11.31%

(Footnotes on next page)

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.22%	0.52%	0.21%	3.82%	0.14%
Non-performing assets as a percent of total assets(7)	0.07	0.19	0.08	1.47	0.05
Non-performing assets and troubled debt restructurings as a percent of total assets(7)	0.07	0.19	0.08	1.47	0.05
Allowance for loan losses as a percent of non-performing loans	813.33	398.21	1245.65	78.10	432.77
Allowance for loan losses as a percent of total loans	1.72	2.01	2.49	2.89	0.59
Net charge-offs to average loans receivable	—	—	—	—	—

Capital Ratios(6):
Tier 1 leverage ratio	18.35	23.52	13.51	11.47	11.63
Tier 1 risk-based capital ratio	47.99	57.72	32.80	28.86	32.93
Total risk-based capital ratio	49.24%	58.97%	34.06%	30.12%	33.49%

(1)	Our branch on Robert E. Lee Boulevard in New Orleans has been temporarily closed since Hurricane Katrina hit on August 29, 2005. Total banking offices includes our loan production office in Hammond, Louisiana.
(2)	Earnings per share data for 2007 is elevated because the denominator was reduced due to the abbreviated period.
(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(4)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(7)	Non-performing assets consist of non-performing loans. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due. We had no real estate owned at the end of any of the above periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana. We currently operate three banking offices in Jefferson and Orleans Parishes, and a loan production office located in Hammond, Louisiana. Our fourth banking office has been temporarily closed since Hurricane Katrina in August 2005. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities. At December 31, 2008, we had total assets of $327.4 million, including $111.2 million in net loans and $203.5 million of mortgage-backed and other securities, total deposits of $160.6 million and shareholders’ equity of $85.7 million.

Historically, we have operated as a traditional thrift relying almost exclusively on long-term, fixed rate single-family residential mortgage loans to generate interest income. Approximately six years ago, we determined to revise our lending strategy in order to increase our originations of multi-family residential, commercial real estate and land loans.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we continue to grow and expand our operations. In addition, our salaries and benefits expense have increased due to the new stock benefit plans that we have implemented following the conversion to the stock form. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain highlights of our business strategy:

•

Growing Our Loan Portfolio. We expect to be more aggressive in our efforts to originate new loans in accordance with our policies. We also intend to be more aggressive in purchasing loans or participation interests in loans that meet our underwriting standards. In doing so, we have purchased loans originated outside our market area which meet our underwriting standards. In addition to facilitating loan growth, such purchases may lessen the geographic concentration of our loans.

•

Expanding our Market Area. We intend to pursue opportunities to expand our market area by opening additional banking offices. During 2008, we opened a loan production office in Hammond, Louisiana, which is located on the northwest shore of Lake Pontchartrain. We may consider opening additional loan production offices, and acquisitions of other financial institutions (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus our expansion efforts on contiguous markets to the west of Jefferson Parish and on the north shore of Lake Pontchartrain. In addition, we may consider nearby markets in southern and coastal Mississippi.

•	Maintaining High Asset Quality. Even with the effects of Hurricane Katrina, we continue to maintain exceptional levels of asset quality. At December 31, 2008, our non-performing loans amounted to

$240,000 or 0.07% of total assets. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality after the offering even as we grow the bank.

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

Critical Accounting Policies

In reviewing and understanding financial information for Louisiana Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note A of the notes to our financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The accounting and financial reporting policies of Louisiana Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a positive 7.75% at December 31, 2008.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for single-family and other mortgage loans are assumed to range from 10.0% to 55.0%. The annual prepayment rate for mortgage-backed securities is assumed to range from 6.0% to 48.0%.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$17,193	$9,866	$14,082	$32,961	$18,448	$20,918	$113,468
Investment securities	9,812	—	2,497	1,911	699	2,238	17,157
Mortgage-backed securities	21,439	21,938	30,493	52,242	20,331	19,108	165,551
Other interest-earning assets	4,054	198	198	198	—	—	4,648

Total interest-earning assets	52,498	32,002	47,270	87,312	39,478	42,264	300,824

Interest-bearing liabilities:
Passbook accounts	$—	$—	$—	$—	$—	$18 017	$18,017
Checking accounts	—	—	—	—	—	19,755	19,755
Money market accounts	5,233	—	—	—	—	—	5,233
Certificate accounts	38,497	19,589	23,800	20,944	10,535	—	113,365
Borrowings	15,860	361	4,719	14,142	39,463	7,023	81,568

Total interest-bearing Liabilities	59,590	19,950	28,519	35,086	49,998	44,795	237,938

Interest-earning assets less interest-bearing liabilities	$(7,092)	$12,052	$18,751	$52,226	$(10,520)	$(2,531)	$62,886

Cumulative interest-rate sensitivity gap(3)	$(7,092)	$4,960	$23,711	$75,937	$65,417	$62,886

Cumulative interest-rate gap as a percentage of total assets at December 31, 2008	(2.32)%	1.62%	7.75%	24.84%	21.39%	20.57%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2008	88.10%	106.24%	121.94%	153.05%	133.87%	126.43%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$45,537	$(16,248)	(26)%	15.51%	(3.93)%
200	53,084	(8,701)	(14)	17.50	(1.94)
100	58,680	(3,105)	(5)	18.84	(0.60)
Static	61,785	—		19.44	—
(100)	62,775	990	2	19.50	0.06

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2008.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)
200bp	$8,731	$212	2.49%
Static	8,519
(200)	8,113	(406)	(4.12)

The above table indicates that as of December 31, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2009 would be expected to increase by $212,000 or 2.49% to $8.7 million.

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

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities,, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$103,512	$7,010	6.77%	$93,098	$6,421	6.90%	$88,461	$5,841	6.60%
Mortgage-backed securities	129,669	6,591	5.08	91,478	4,376	4.78	98,247	4,499	4.58
Investment securities	42,436	1,924	4.53	33,745	1,689	5.01	28,601	1,400	4.89
Other interest-earning assets	10,619	312	2.94	17,647	937	5.31	9,880	509	5.15

Total interest-earning assets	286,236	15,837	5.53%	235,968	13,423	5.69%	225,189	12,249	5.44%

Non-interest-earning assets	6,715			6,843			7,827

Total assets	$292,951			$242,811			$233,016

Interest-bearing liabilities:
Passbook, checking and money market accounts	44,035	178	0.40	50,978	213	0.42	55,455	227	0.41
Certificate accounts	100,478	3,751	3.73	95,611	3,953	4.13	95,595	3,349	3.50

Total deposits	144,513	3,929	2.72	146,589	4,166	2.84	151,050	3,576	2.37
Borrowings	51,790	2,034	3.93	31,218	1,390	4.45	43,362	1,758	4.05

Total interest-bearing liabilities	196,303	5,963	3.04%	177,807	5,556	3.12%	194,412	5,334	2.74

Non-interest-bearing liabilities	7,972			8,178			10,546

Total liabilities	204,275			185,985			204,957
Stockholders’ Equity	88,676			56,826			28,058

Total liabilities and Stockholders’ Equity	$292,951			$242,811			$233,016

Net interest-earning assets	$89,933			$58,161			$30,777

Net interest income; average interest rate spread		$9,874	2.50%		$7,867	2.56%		$6,915	2.70%

Net interest margin(2)			3.45%			3.33%			3.07%

Average interest-earning assets to average interest-bearing liabilities			145.81%			132.71%			115.83%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(129)	$718	$589	$274	$306	$580
Mortgage-backed securities	388	1,827	2,215	187	(310)	(123)
Investment securities	(200)	435	235	37	252	289
Other interest-earning assets	(252)	(373)	(625)	28	400	428

Total interest income	(193)	2,607	2,414	526	648	1,174

Interest expense:
Passbook, NOW and money market accounts	(6)	(29)	(35)	4	(18)	(14)
Certificate deposits	(403)	201	(202)	603	1	604

Total deposits	(409)	172	(237)	607	(17)	590
Borrowings	(272)	916	644	124	(492)	(368)

Total interest expense	(681)	1,088	407	731	(509)	222

Increase (decrease) in net interest income	$488	$1,519	$2,007	$(205)	$1,157	$952

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

During the year ended December 31, 2008, total assets increased by $56.5 million to $327.4 million compared to $270.9 million at December 31, 2007. Our total securities portfolio, both available-for-sale and held-to-maturity increased by an aggregate of $49.2 million to $203.4 million at December 31, 2008, compared to $154.3 million at December 31, 2007. Total investment securities decreased during the year by an aggregate of $15.4 million, while our mortgage-backed securities portfolio increased by an aggregate of $64.6 million. The increase in our securities portfolio was funded primarily by wholesale funding sources consisting of Federal Home Loan Bank advances and reverse repurchase agreements.

Our net loans receivable increased during the year ended December 31, 2008 by $14.3 million. Loans secured by single-family residences increased by $5.1 million, and loans secured by commercial real estate increased by $8.4 million. Originations of loans secured by one-to-four family residences were $13.5 million during 2008, an increase of $4.5 million from 2007. Originations of multi-family residential, commercial real estate and land loans were $16.0 million and $15.2 million in 2008 and 2007, respectively. During 2008, we purchased $2.1 million in loans comprised of $800,000 in single family residential loans and $1.3 million in commercial real estate loans.

Total deposits grew during the year ended December 31, 2008 by $17.0 million, with $11.5 million of the growth occurring during the fourth quarter. Certificates of deposit were $113.4 million at December 31, 2008, an increase of $19.8 million from the prior year-end, while total transaction accounts were $47.2 million, a decrease of $2.8 million. In management’s opinion, this net growth in total deposits is primarily attributable to the current volatility in the worldwide financial markets, which has created an inflow of deposits into conservative, highly capitalized financial institutions, like ours. Management expects that the majority of these recently deposited funds will return to the equity markets when the volatility in the financial markets dissipates. Total borrowings increased during 2008 by $42.2 million, with total FHLB advances growing by $26.2 million and reverse repurchase agreements increasing by $16.0 million. This increase in total borrowings provided funding for the increase in mortgage-backed securities, referenced previously.

Total shareholders’ equity amounted to $85.7 million at December 31, 2008, or 26.2% of total assets. Shareholders’ equity was $4.1 million less at December 31, 2008 compared to December 31, 2007, due primarily to repurchases of shares of our common stock for the Company’s 2007 Recognition and Retention Plan at a cost of $3.2 million, and repurchases of shares for treasury at a cost of $5.2 million pursuant to the Company’s stock repurchase programs. Net income during the year was $2.7 million and other comprehensive income, net of applicable deferred income taxes, was $1.0 million. The remaining change in shareholders’ equity was due to the release of ESOP shares at a cost of $254,000, and credits of $233,000 to additional paid-in capital to recognize the appreciation in the ESOP shares and the market value of the stock options granted during the year.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company reported net income of $2.7 million, an increase of $103,000 from the year ended December 31, 2007. The increase in net income for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to an increase in net interest income of $2.0 million resulting primarily from higher average balances of interest-earning assets following the Company’s initial public offering in July 2007, and the wholesale leverage strategies implemented during 2008. The impact of the increase in net interest income was partially offset by higher levels of non-interest expense related to our employee stock ownership plan (“ESOP”) and our other equity-based compensation plans.

Interest Income. For the year ended December 31, 2008, interest income was $15.8 million, an increase of $2.4 million from the year ended December 31, 2007. During 2008, interest income on loans increased by $589,000 due to an increase in the average balance of loans receivable of $10.4 million. Interest income on mortgage-backed securities increased by $2.2 million in 2008 compared to 2007 due to an increase in the average balance of mortgage-backed securities of $38.2 million and an increase in average yield of 30 basis points. During 2008, interest income on investment securities increased by $235,000 due to an increase in average balance of $8.7 million, despite a decrease in average yield of 48 basis points. Interest on other interest earning assets declined by $625,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a reduction in average balance of $7.0 million.

Interest Expense. For the year ended December 31, 2008, total interest expense increased by $407,000 to $6.0 million, compared to $5.6 million for the year ended December 31, 2007. Total average interest-bearing deposits decreased by $2.1 million to $144.5 million for the year ended December 31, 2008 compared to $146.6 million for the year ended December 31, 2007. Interest paid on deposits declined by $237,000 due to the decline in average deposit balance and a reduction in average interest paid of 0.12%. Interest expense on total borrowings was $2.0 million for the year ended December 31, 2008, an increase of $644,000 from the year ended December 31, 2007. The average balance of our total borrowings increased by $20.6 million during 2008, as the Bank increased the leverage in its balance sheet to acquire additional mortgage-backed securities. The average interest rate paid on our borrowings was 3.93% during 2008, a decline of 52 basis points from the prior year.

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

The Bank recorded net recoveries on its allowance for loan losses of $43,000 and $268,000, respectively, for the years ended December 31, 2008 and 2007. The recoveries in both 2008 and 2007 are reversals of provisions for loan losses made in prior years on loans secured by properties damaged by Hurricane Katrina in 2005 that have been subsequently paid off by the borrowers in the respective periods during which the recoveries were recorded. These recoveries are net of the loan loss provisions established during the respective periods. Our allowance for loan losses as a percentage of total loans receivable was 1.72% at December 31, 2008, a decline of 29 basis points from December 31, 2007. Our allowance for loan losses at December 31, 2008 amounted to 813.33% of our non-performing loans. Management believes that the Company’s allowance for loan losses at December 31, 2008 represents its best estimate of probable losses that existed on that date.

Non-interest Income. Non-interest income for the years ended December 31, 2008 and 2007 was $526,000 and $501,000, respectively. Customer service fees were $396,000 for 2008, an increase of $62,000 from the prior year. Included in customer service fees are commissions earned on reverse mortgage loan originations, which increased by $82,000 during 2008. Other non-interest income was $127,000 for 2008, a decrease of $40,000 from 2007.

Non-interest Expense. For the years ended December 31, 2008 and 2007, non-interest expense was $6.4 million and $4.9 million, respectively. Salary and benefit expenses increased by $1.0 million and other non-interest expense increased by $465,000 during the year ending December 31, 2008, over 2007. The increased level of salaries and benefits expense for 2008 was due to an increase of $256,000 in salaries and wages, a $140,000 increase in benefit plan expenses, and $625,000 in expense from our new equity-based compensation plans. Our equity-based compensation plans were approved by our shareholders in February 2008, and therefore was a new component of non-interest expense in 2008. The increase in other noninterest expense during the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to the Louisiana bank shares tax and the Louisiana corporate franchise tax, which were not applicable prior to our mutual-to-stock conversion and initial public offering. The Louisiana bank shares tax was $240,000 and the Louisiana corporate franchise tax was $90,000 for the year ended December 31, 2008. The remaining increase in other non-interest expense was due to increased public reporting expenditures and higher levels of professional fees due to our status as a publicly traded company for the entire year in 2008.

Income Tax Expense. Income tax expense for the year ended December 31, 2008 amounted to $1.3 million compared to $1.1 million for the year ended December 31, 2007. The increase in income tax expense during the year ended December 31, 2008 compared to the year ended December 31, 2007 was due to the $272,000 increase in pre-tax income between the periods, as well as an adjustment to our deferred tax liability of $110,000 in the fourth quarter of 2007, which lowered our 2007 effective tax rate.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2008, our cash and cash equivalents amounted to $5.0 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $80.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $81.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended December 31, 2008, the average balance of our outstanding FHLB advances and other borrowings was $51.8 million. At December 31, 2008, we had $50.6 million in outstanding FHLB advances and we had $150.4 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. We also access funds through reverse repurchase agreements with commercial banks. These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank. Our borrowings from reverse repurchase agreements amounted to $26.1 million at December 31, 2008. Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis. Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2008.

	Total Amounts Committed	Amount of Commitment Expiration—Per Period
		To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$—	$—	$—	$—	$—
Lines of credit	5,794	361	213	706	4,514
Undisbursed portion of loans in process	1,195	50	500	—	645
Commitments to originate loans	3,886	2,242	1,644	—	—

Total commitments	$10,875	$2,653	$2,357	$706	$5,159

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2008.

	Total	Payments Due By Period
		To 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$113,365	$81,783	$21,047	$10,535	$—
FHLB advances and other borrowings	76,660	20,843	13,904	39,189	2,724

Total long-term debt	190,025	102,626	34,951	49,724	2,724
Operating lease obligations	252	58	62	62	70

Total contractual obligations	$190,277	$102,684	$35,013	$49,786	$2,794

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of Louisiana Bancorp presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Louisiana Bancorp, Inc.

Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary Bank of New Orleans (the Bank), as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Louisiana Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, included in the Company’s 10-K filing with the Securities and Exchange Commission. Accordingly, we do not express an opinion thereon.

/s/ LaPorte, Sehrt, Romig and Hand

A Professional Accounting Corporation

Metairie, Louisiana

March 3, 2009

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Assets
Cash and Due from Banks	$3,308	$1,450
Short-Term Interest-Bearing deposits	1,666	10,198

Total Cash and Cash Equivalents	4,974	11,648

Certificates of Deposit	1,425	2,110
Securities Available-for-Sale, at Fair Value (Amortized Cost of $78,065 in 2008 and $72,178 in 2007)	80,091	72,636
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $127,255 in 2008 and $82,622 in 2007)	123,429	81,643
Loans, Net of Allowance for Loan Losses of $1,952 in 2008 and $1,999 in 2007	111,236	96,902
Accrued Interest Receivable	1,649	1,675
Stock in Federal Home Loan Bank, at Cost	2,293	1,374
Premises and Equipment, Net	1,804	1,877
Other Assets	548	1,079

Total Assets	$327,449	$270,944

Liabilities and Shareholders’ Equity
Deposits
Non-Interest-Bearing	$4,219	$3,099
Interest-Bearing	156,370	140,530

Total Deposits	160,589	143,629

Borrowings	76,660	34,416
Advance Payments by Borrowers for Taxes and Insurance	1,639	1,582
Accrued Interest Payable	664	575
Other Liabilities	2,170	872

Total Liabilities	241,722	181,074

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock—Par Value $.01, 40,000,000 Shares Authorized, 6,345,732 Shares Issued	63	63
Additional Paid-in Capital	62,305	62,073
Unearned ESOP Shares	(4,696)	(4,950)
Unearned Recognition and Retention Plan Shares	(3,200)	—
Treasury Stock, at Cost (414,420 Shares at December 31, 2008)	(5,208)	—
Retained Earnings	35,126	32,382
Accumulated Other Comprehensive Income	1,337	302

Total Shareholders’ Equity	85,727	89,870

Total Liabilities and Shareholders’ Equity	$327,449	$270,944

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Interest and Dividend Income
Loans, Including Fees	$7,010	$6,421	$5,841
Mortgage Backed Securities	6,591	4,376	4,499
Other Interest Earning Assets	2,236	2,626	1,909

Total Interest and Dividend Income	15,837	13,423	12,249

Interest Expense
Deposits	3,929	4,166	3,576
Borrowings	2,034	1,390	1,758

Total Interest Expense	5,963	5,556	5,334

Net Interest Income	9,874	7,867	6,915
(Recovery) Provision for Loan Losses	(43)	(268)	(458)

Net Interest Income after Provision for Loan Losses	9,917	8,135	7,373

Non-Interest Income
Customer Service Fees	396	334	370
Gain on Sales of Available-for-Sale Securities	3	—	—
Other Income	127	167	143

Total Non-Interest Income	526	501	513

Non-Interest Expenses
Salaries and Employee Benefits	4,044	2,995	2,996
Occupancy Expense	1,063	1,022	619
Loss on Sales of Available-for-Sale Securities	—	20	92
Other Expenses	1,295	830	1,180

Total Non-Interest Expenses	6,402	4,867	4,887

Income Before Income Tax Expense	4,041	3,769	2,999
Income Tax Expense	1,297	1,128	976

Net Income	$2,744	$2,641	$2,023

Earnings per Share
Basic	$0.49	$0.94	N/A
Diluted	$0.49	$0.94	N/A

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Net Income	$2,744	$2,641	$2,023

Other Comprehensive Income
Net of Tax
Unrealized Holding Gains Arising During the Period	1,037	832	202
Reclassification Adjustment for (Gains) Losses Included in Net Income	(2)	13	61

Total Other Comprehensive Income	1,035	845	263

Comprehensive Income	$3,779	$3,486	$2,286

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RRP Shares	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In Thousands)
Balances at December 31, 2005	$—	$—	$—	$—	$—	$27,718	$(806)	$26,912
Net Income—Year Ended December 31, 2006	—	—	—	—	—	2,023	—	2,023
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	263	263

Balances at December 31, 2006	—	—	—	—	—	29,741	(543)	29,198
Issuance of Common Stock for Initial Public Offering, Net of $1.3 Million of Expenses	63	62,063	—	—	—	—	—	62,126
Stock Purchased for ESOP	—	—	(5,077)	—	—	—	—	(5,077)
ESOP Shares Released for Allocation (12,691 Shares)	—	10	127	—	—	—	—	137
Net Income—Year Ended December 31, 2007	—	—	—	—	—	2,641	—	2,641
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	845	845

Balances at December 31, 2007	63	62,073	(4,950)	—	—	32,382	302	89,870
Stock Purchased for Recognition and Retention Plan	—	—	—	(3,200)	—	—	—	(3,200)
Stock Purchased for Treasury	—	—	—	—	(5,208)	—	—	(5,208)
ESOP Shares Released for Allocation (25,382 Shares)	—	53	254	—	—	—	—	307
Stock Option Expense	—	179	—	—	—	—	—	179
Net Income—Year Ended December 31, 2008	—	—	—	—	—	2,744	—	2,744
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	1,035	1,035

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Cash Flows form Operating Activities
Net Income	$2,744	$2,641	$2,023
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	230	242	256
(Recovery) Provision for Loan Losses	(43)	(268)	(458)
Stock Option Plan Expense	179	—	—
Net Increase in ESOP Shares Earned	307	137	—
Discount Accretion Net of Premium Amortization	(155)	93	282
Deferred Income Tax Expense (Benefit)	70	(640)	12
(Gain) Loss on Sale of Securities	(3)	20	92
Gain on Sale of Property and Equipment	(7)	—	—
Gain on Sale of Loans	(31)	(37)	(33)
Originations of Loans Held-for-Sale	(1,281)	(1,377)	(150)
Proceeds from Sales of Loans Held-for-Sale	1,269	1,397	150
Decrease (Increase) in Accrued Interest Receivable	26	(416)	321
Decrease (Increase) in Other Assets	164	481	(81)
Increase in Accrued Interest Payable	89	102	149
Increase (Decrease) in Other Liabilities	1,062	(219)	495

Net Cash Provided by Operating Activities	4,620	2,156	3,058

Cash Flows form Investing Activities
Purchase of Certificates of Deposit	(1,811)	(1,219)	(842)
Purchase of Securities Available-for-Sale	(56,116)	(31,555)	(13,824)
Purchase of Securities Held-to-Maturity	(61,092)	(35,491)	(13,939)
Proceeds from Maturities of Certificates of Deposit	2,496	1,733	495
Proceeds from Maturities of Securities Available-for-Sale	50,154	13,693	15,530
Proceeds from Maturities of Securities Held-to-Maturity	19,189	15,241	11,880
Proceeds from Sales of Securities Available-for-Sale	350	1,980	5,907
Net Increase in Loans Receivable	(15,632)	(9,190)	(1,085)
Proceeds from Sales of Loans Held for Investing	1,384	1,998	4,634
Purchase of Property and Equipment	(165)	(181)	(178)
Proceeds from Sales of Property and Equipment	15	—	—
Net (Increase) Decrease in Investment in Federal Home Loan Bank Stock	(919)	828	606

Net Cash (Used in) Provided by Investing Activities	(62,147)	(42,163)	9,184

Cash Flows form Financing Activities
Increase (Decrease) in Deposits	16,960	(6,706)	(6,910)
Increase (Decrease) in Advances by Borrowers for Taxes and Insurance	57	(1,687)	(2,126)
Proceeds from Stock Issuance	—	62,126	—
Increase (Decrease) in Borrowings	42,244	(826)	(15,071)
Stock Purchased for ESOP	—	(5,077)	—
Stock Purchased for Recognition and Retention Plan	(3,200)	—	—
Purchase of Treasury stock	(5,208)	—	—

Net Cash Provided by (Used in) Financing Activities	50,853	47,830	(24,107)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,674)	7,823	(11,865)
Cash and Cash Equivalents, Beginning of Year	11,648	3,825	15,690

Cash and Cash Equivalents, End of Year	$4,974	$11,648	$3,825

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$5,874	$5,454	$5,185

Income Taxes	$654	$1,044	$1,166

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within the greater New Orleans area in Louisiana. Note 2 discusses the types of securities in which the Bank invests. Note 3 discusses the types of lending in which the Bank engages. The Bank does not have any significant concentrations in any one industry or to any one customer.

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

The Company held no trading securities as of December 31, 2008 or 2007.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected for loans that are placed on non-accrual or loans charged-off is reversed against income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to the accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s impaired loans include troubled debt restructurings, and performing and non-performing loans in which full payment of principal or interest is not expected. The Bank calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Bank may sustain losses, which are substantial relative to the allowance for

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Bank’s agreement with Student Loan Marketing Association (“SLMA”), these loans are transferred to the held-for-sale category and are sold, once the student has gone into repayment status.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest or penalties that would be payable to the taxing authorities upon examination. Interest and/or penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the statements of income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $223,000, $200,000, and $169,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures (Note 22).

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company

In September 2008 FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Financial Guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 are effective for interim and annual periods ending after November 15, 2008. These pronouncements are not expected to have an effect on the financial position and results of operations of the Company.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.

Note 2.	Securities

A summary of securities classified as available-for-sale at December 31, 2008 and 2007, with gross unrealized gains and losses, is as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$15,682	$427	$—	$16,109
FNMA	25,750	727	—	26,477
FHLMC	11,228	345		11,573

	52,660	1,499	—	54,159
U.S. Government and Agency Obligations	25,405	527	—	25,932

Total	$78,065	$2,026	$—	$80,091

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$909	$31	$—	$940
FNMA	21,452	111	(80)	21,483
FHLMC	9,679	78	(12)	9,745

	32,040	220	(92)	32,168
U.S. Government and Agency Obligations	40,138	332	(2)	40,468

Total	$72,178	$552	$(94)	$72,636

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of securities classified as held-to-maturity at December 31, 2008 and 2007, with gross unrealized gains and losses, is as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,695	$220	$(7)	$11,908
FNMA	65,818	2,052	(17)	67,853
FHLMC	39,809	1,487	(7)	41,289

	117,322	3,759	(31)	121,050
U.S. Government and Agency Obligations	3,000	1	—	3,001
Municipal Obligations
Revenue Bonds	550	23	—	573
General Obligation Bond	2,557	74	—	2,631

	3,107	97	—	3,204

Total	$123,429	$3,857	$(31)	$127,255

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$1,761	$62	$—	$1,823
FNMA	43,203	532	(79)	43,656
FHLMC	29,729	358	(50)	30,037

	74,693	952	(129)	75,516
U.S. Government and Agency Obligations	3,500	34	—	3,534
Municipal Obligations
Revenue Bonds	550	24	—	574
General Obligation Bond	2,900	98	—	2,998

	3,450	122	—	3,572

Total	$81,643	$1,108	$(129)	$82,622

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2008, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)		(In Thousands)
Amounts Maturing in:
Within One Year	$6,314	$6,353	$—	$—
One to Five Years	28,453	28,929	8,973	9,148
Five to Ten Years	8,496	8,980	18,274	18,892
Over Ten Years	34,802	35,829	96,182	99,215

Total	$78,065	$80,091	$123,429	$127,255

During the year ended December 31, 2008, the Company sold available-for-sale investment securities for $350,000, resulting in realized gains of $3,000. During the year ended December 31, 2007, the Company sold available-for-sale investment securities for $1,980,000, resulting in realized losses of $20,000. During the year ended December 31, 2006, the Company sold available-for-sale investment securities for $5,907,000, resulting in realized losses of $92,000.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2008
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	80	13,974
FHLMC	—	—	12	5,675

	—	—	92	19,649
U.S. Government and Agency Obligations	2	1,498	—	—

Total	$2	$1,498	$92	$19,649

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2008
Mortgage-Backed Securities
GNMA	$7	$325	$—	$—
FNMA	17	1,874	—	—
FHLMC	7	996	—	—

Total	$31	$3,195	$—	$—

December 31, 2007
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	527	77	11,543
FHLMC	5	752	45	4,132

Total	$7	$1,279	$122	$15,675

The unrealized losses on the Company’s investments were caused by interest rate increases. The Company purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008 or 2007.

During 2008, the Company transferred certain municipal bonds from the held-to-maturity category to the available-for-sale category. The amortized costs of the transferred securities was $347,000 and the related unrealized gain was $3,000. These securities were transferred to available-for-sale due to a decline in their respective credit ratings caused by decreased credit support, as provided by the securities’ guarantors. Statement on Financial Accounting Standards No. 115 provides that a security may be reclassified from held-to-maturity to available-for-sale in the event of a decline in the issuer’s creditworthiness.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 3.	Loans

A summary of the balances of loans follows as of December 31, 2008 and 2007:

	2008	2007
	(In Thousands)
Loans Secured by First Mortgages on Real Estate
1-4 Family Residential	$51,547	$46,437
Multi-Family Residential, Commercial and Land	48,654	40,215

Total Real Estate Loans	100,201	86,652

Consumer and Other Loans
Student Loans	1,398	2,133
Loans Secured by Deposits	283	530
Home Equity Loans and Lines	10,297	8,702
Other	1,368	1,260

Total Consumer and Other Loans	13,346	12,625

Less:
Allowance for Loan Losses	(1,952)	(1,999)
Net Deferred Loan Origination Costs	(359)	(376)

Loans, Net	$111,236	$96,902

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2008	2007	2006
	(In Thousands)
Balance, Beginning of Year	$1,999	$2,292	$2,760
(Recovery) Provision for Losses	(43)	(268)	(458)
Loans Charged-Off	(4)	(25)	(10)

Balance, End of Year	$1,952	$1,999	$2,292

In response to widespread damages caused by Hurricane Katrina (see Note 17) the Bank established in 2005, a total provision of approximately $2.2 million based on management’s consideration of loans in the most heavily damaged areas. Management is continuing to assess the ability of borrowers to honor their loan commitments and the likely deterioration of collateral values underlying such loans in the affected areas. Based on its present assessment, management is of the opinion that any loan losses related to this event will not exceed the established allowances and will not materially affect the financial position of the Bank, the results of its operations or its cash flows.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Loans receivable as of December 31, 2008, are scheduled to mature and adjustable rate loans are scheduled to reprice as follows (in thousands):

Fixed Rate Loans
One Year or Less	$3,533
After One Through Five Years	12,809
After Five Through Ten Years	20,190
After Ten Years	64,584

Total Fixed Rate Loans	101,116

Variable Rate Loans
Quarterly or More Frequently	9,415
Between 3 and 12 Months	2,563
After One Through Five Years	453

Total Variable Rate Loans	12,431

Total Loans	$113,547

In the ordinary course of business, the Bank has granted loans to directors, executive officers and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank. An analysis of the changes in loans to such borrowers follows:

	2008	2007
	(In Thousands)
Balance, Beginning of Year	$2,564	$2,460
Additions	461	300
Payments and Renewals	(226)	(196)

Balance, End of Year	$2,799	$2,564

Non-accrual loans amounted to approximately $520,000 and $843,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, approximately $4,500 and $22,400 of interest was foregone on non-accrual loans.

As of December 31, 2008, and 2007, the Bank did not hold any renegotiated loans.

Note 4.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2008 and 2007, consists of the following:

	2008	2007
	(In Thousands)
Loans	$561	$533
Investments	352	680
Mortgage-Backed Securities	736	462

Total Accrued Interest	$1,649	$1,675

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows as of December 31st:

	2008	2007
	(In Thousands)
Land, Buildings and Improvements	$3,829	$3,770
Furniture and Fixtures	1,711	1,664
Automobiles	93	98

	5,633	5,532
Accumulated Depreciation and Amortization	(3,829)	(3,655)

Total	$1,804	$1,877

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was approximately $230,000, $242,000, and $256,000, respectively.

Note 6.	Deposits

Interest bearing deposit account balances at December 31, 2008 and 2007, are summarized as follows:

	Weighted Average Rate at December 31,		Account Balances at December 31,
			2008		2007
	2008	2007	Amount	Percent	Amount	Percent
	(In Thousands)
NOW and MMDA	0.34%	0.33%	$24,988	15.98%	$26,937	19.17%
Savings Accounts	0.50%	0.50%	18,017	11.52%	20,052	14.27%
Certificates of Deposit	3.34%	4.25%	113,365	72.50%	93,541	66.56%

Total			$156,370	100.00%	$140,530	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007, was $35,674,000 and $19,619,000, respectively. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily increased the basic FDIC coverage limits from $100,000 to $250,000 per depositor, through December 31, 2009. In addition, the Bank of New Orleans has elected to participate in the Transaction Account Guarantee Program offered through the FDIC’s Temporary Liquidity Guarantee Program. The Transaction Account Guarantee Program will provide unlimited FDIC coverage of non-interest bearing transaction accounts, and certain interest-bearing transaction accounts.

Certificates of deposit at December 31, 2008, mature as follows (in thousands):

Certificate Accounts Maturing
One Year or Less	$81,783	72.14%
One to Two Years	11,484	10.13%
Two to Three Years	9,564	8.44%
Three to Five Years	10,534	9.29%

Total	$113,365	100.00%

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Interest expense by deposit type for each of the following periods is as follows:

	2008	2007	2006
	(In Thousands)
Certificates of Deposit	$3,751	$3,953	$3,349
Interest Bearing Demand Deposits	86	90	108
Savings Accounts	92	123	119

Total	$3,929	$4,166	$3,576

The Bank held deposits of approximately $12,379,000 and $1,451,000 for related parties at December 31, 2008 and 2007, respectively.

Note 7.	Borrowings

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized on FHLB advances in 2008, 2007 and 2006, was $1,164,000, $1,335,000, and $1,758,000, respectively.

Advances consisted of the following at December 31, 2008 and 2007, respectively.

	FHLB Advance Total
Contract Rate	2008	2007
	(In Thousands)
0% – 0.99%	$15,500	$—
1% – 1.99%	—	—
2% – 2.99%	—	187
3% – 3.99%	10,420	3,633
4% – 4.99%	18,353	14,161
5% – 5.99%	6,387	6,435

	$50,660	$24,416

Maturities of FHLB Advances at December 31, 2008, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2009	$19,500
2010	731
2011	12,477
2012	9,657
2013	4,867

Thereafter	3,428

Total	$50,660

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Reverse Repurchase Agreements

Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding. These borrowings are structured as reverse repurchase agreements and are secured by US Government or US Agency collateral. Reverse repurchase agreements totaled $26,000,000 and $10,000,000 at December 31, 2008 and 2007, respectively. Interest expense recognized on reverse repurchase agreements totaled $870,000 and $55,000 for the years ending December 31, 2008 and 2007, respectively.

Reverse Repurchase Agreements consisted of the following at December 31, 2008 and 2007, respectively:

	Repurchase Agreement Total
Contract Rate	2008	2007
	(In Thousands)
3% – 3.99%	$16,000	$—
4% – 4.99%	10,000	10,000

	$26,000	$10,000

Maturities of Reverse Repurchase Agreements at December 31, 2008, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2012	$10,000
2013	16,000

$26,000

Interest expense on reverse repurchase agreements totaled $870,000, $55,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	2008	2007
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$364	$379
Deferred Loan Fees	122	128
Deferred Compensation	154	123
Stock Options	47	—

Total Deferred Tax Assets	687	630

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(689)	(156)
FHLB Stock Dividends	(147)	(164)
Other	(88)	(36)

Total Deferred Tax Liabilities	(924)	(356)

Net Deferred Tax (Liability) Asset	$(237)	$274

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987. At December 31, 2008, retained earnings included approximately $1,400,000 representing such bad debt deductions for which the related deferred income taxes of approximately $476,000 have not been provided.

The provision for income taxes for 2008, 2007 and 2006, consists of the following for the years ended December 31st:

	2008	2007	2006
	(In Thousands)
Current Expense	$1,227	$1,768	$964
Deferred Tax Expense (Benefit)	70	(640)	12

Total	$1,297	$1,128	$976

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2008		2007		2006
Expected Tax Provision	$1,374	34.0%	$1,281	34.0%	$1,020	34.0%
Non-Deductible Expenses	4	0.1	4	0.1	6	0.1
Effect of Tax Exempt Income	(46)	(1.2)	(46)	(1.2)	(46)	(1.5)
Other	(35)	(0.4)	(111)	(2.9)	(4)	—

Total	$1,297	32.5	$1,128	30.0	$976	32.6

The Company had no amount of interest and/or penalties recognized in the consolidated statements of income for the years ended December 31, 2008, 2007, or 2006, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of December 31, 2008 or 2007.

As of December 31, 2008, the tax years that remain open for examination by tax jurisdictions include 2007, 2006 and 2005.

Note 9.	Comprehensive Income

Comprehensive income was comprised of changes in the Bank’s unrealized holding gains or losses on securities available-for-sale during 2008, 2007 and 2006. The components of comprehensive income and related tax effects are as follows:

	2008	2007	2006
	(In Thousands)
Gross Unrealized Holding Gains Arising During the Period	$1,570	$1,261	$306
Tax Expense	(533)	(429)	(104)

Total	1,037	832	202

Reclassification Adjustment for (Gains) Losses Included in Net Income	(3)	20	92
Tax Expense (Benefit)	1	(7)	(31)

Total	(2)	13	61

Net Unrealized Holding Gains Arising During the Period	$1,035	$845	$263

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 10.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of December 31, 2008, the Bank meets all of the capital requirements to which it is subject and is deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2008 and 2007, are presented in the following tables:

	Actual		Minimum for Adequacy		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2008

Tangible Capital	$55,816	18.35%	$4,562	1.50%	N/A	N/A
Core/Leverage Capital	55,816	18.35	9,124	3.00	$15,207	5.00%
Tier 1 Risk-Based Capital	55,755	47.99	4,647	4.00	6,970	6.00
Total Risk-Based Capital	57,209	49.24	9,294	8.00	11,617	10.00

December 31, 2007

Tangible Capital	$58,084	23.52%	$3,704	1.50%	N/A	N/A
Core/Leverage Capital	58,084	23.52	7,408	3.00	$12,347	5.00%
Tier 1 Risk-Based Capital	57,906	57.72	4,013	4.00	6,020	6.00
Total Risk-Based Capital	59,165	58.97	8,026	8.00	10,033	10.00

The Bank’s capital under generally accepted accounting principles (GAAP) is reconciled as follows:

	2008	2007
	(In Thousands)
Capital Under GAAP	$56,884	$58,281
Unrealized (Gains) Losses on Available-for-Sale Securities	(1,068)	(197)

Tier 1 Capital	55,816	58,084
Allowance for Loan Losses	1,454	1,259
Recourse Obligations	(61)	(178)

Total-Risk Based Capital	$57,209	$59,165

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to credit related commitments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and commitments to sell loans. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

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

As of December 31, 2008 and 2007, the Company had made various commitments to extend credit totaling approximately $10,875,000 and $12,616,000, respectively, and had no commitments to sell loans at a loss. Of the $10,875,000 in outstanding commitments at December 31, 2008, approximately $4,624,000 were for fixed rate loans with interest ranging from 5.75% to 7.99% and approximately $6,251,000 were for variable rate loans with interest ranging from 3.25% to 9.50%. No material losses or gains are anticipated as a result of these transactions.

Note 12.	Commitments and Contingencies

Operating Leases

The Company conducts certain of its operations in leased facilities. At December 31, 2008, minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,	Amount
2009	$58
2010	31
2011	31
2012	31
2013	31
Thereafter	70

Total	$252

Total rent expense incurred by the Company under leases amounted to $61,000, $57,000 and $55,000 for each of the years ended December 31, 2008, 2007, and 2006, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company is the lessor of office space to a director of the Company, under an operating lease expiring in 2009. Terms of the lease are at current market conditions and rates. Minimum future rentals to be received on non-cancelable leases as of December 31, 2008, are as follows:

Years Ending December 31,	Amount
2009	$4,000

Total	$4,000

Total rental income from this lease amounted to $17,000, $17,000 and $17,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Employment Contracts

The Company has entered into employment contracts with key employees. These compensation commitments expire as follows:

Years Ending December 31,	Amount
2009	$330,000
2010	330,000
2011	330,000

Total	$990,000

Note 13.	Concentration of Credit Risk

In accordance with industry practices, the Company has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

Note 14.	Estimated Fair Value of Financial Instruments

The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount of cash and due from financial institutions, federal funds sold and short-term investments approximate fair values.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Certificates of Deposit

The fair values for certificates of deposit are estimated through discounted cash flow analysis, using current rates at which certificates of deposit with similar terms could be obtained.

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

Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Borrowings

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,974	$4,974	$11,648	$11,648
Certificates of Deposit	1,425	1,425	2,110	2,110
Securities	203,520	207,346	154,279	155,258

Loans	113,188	115,041	98,901	99,505
Less Allowance for Loan Losses	(1,952)	(1,952)	(1,999)	(1,999)

Loans, Net of Allowance	111,236	113,089	96,902	97,506

Federal Home Loan Bank Stock	2,293	2,293	1,374	1,374

Financial Liabilities
Deposits	$160,589	$162,696	$143,629	$144,052
Borrowings	76,660	80,070	34,416	34,696

Unrecognized Financial Instruments Commitments to Extend Credit	$10,875	$10,973	$12,616	$12,212

Note 15.	Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements. Contributions to the plan are made at the discretion of the Board of Directors. The 401(k) expense amounted to approximately $12,000, $13,000 and $12,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures, and were approximately $-0-, $28,000 and $208,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank adopted a Supplemental Executive Retirement Plan (SERP) during 2006 for its Chief Executive Officer. The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years. In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years. In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period. In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary. For the year ended December 31, 2008, 2007 and 2006, $82,000, $78,000 and $276,000, respectively, was accrued in accordance with this agreement. The Bank’s future funding obligation for this plan is as follows: December 31, 2009 through 2012—$64,000 per year.

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer. The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive annual base pay. The account will be credited with earnings on an annual basis at a rate to be determined by the Board of Directors. The Executive will be fully vested (100%) in his Accumulation Account at age 65. The Plan provides for partial vesting when the Executive receives the “Early Retirement Age” of 55 and remains in the employ of the Bank. Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account. Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Early Retirement Age. Notwithstanding, the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control. For the years ended December 31, 2008 and 2007, $8,600 and $7,900, was accrued in accordance with this agreement in the respective periods.

Note 16.	Related Party Transactions

The Bank purchased insurance policies from one of its directors with premiums totaling $42,000, $132,000 and $88,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 17.	Hurricane Katrina

On August 29, 2005, Hurricane Katrina made landfall on the Louisiana-Mississippi Gulf Coast. The storm severely impacted the New Orleans metropolitan area. In connection with the effect of the hurricane and its normal practices, the Bank reviewed its loan portfolio and increased its allowance for loan losses as described in Note 3.

Included in “advances by borrowers for taxes and insurance repairs” on the accompanying balance sheet as of December 31, 2008 and 2007, is approximately $252,000 and $472,000, respectively, representing insurance proceeds that were payable jointly to the customers and the Bank, which are being held in escrow by the Bank until the required repairs are made to the properties pledged against the customers’ loans. Depending on the dollar amount of repairs, the Bank’s customers were either required to submit receipts for the repairs, or an external inspection was performed.

Note 18.	Employee Stock Ownership Plan

During 2007, Louisiana Bancorp, Inc. instituted an employee stock ownership plan. The Louisiana Bancorp Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.

The ESOP purchased eight percent of the shares offered in the initial public offering of the Company (507,659 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $5,077,000. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. The corresponding note is being paid back in 80 equal quarterly payments of $130,000 on the last business day of each quarter, beginning September 30, 2007, at the rate of 8.25%. The note payable and the corresponding note receivable have been eliminated for consolidation purposes.

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

applied to Additional Paid-In Capital. ESOP compensation expense was approximately $307,000, $137,000, and $-0- for the years ended December 31, 2008, 2007 and 2006, respectively.

The ESOP shares as of December 31, 2008 and 2007, were as follows:

	2008	2007
Allocated Shares	12,691	—
Shares Released for Allocation	25,382	12,691
Unreleased Shares	469,586	494,968

Total ESOP Shares	507,659	507,659

Fair Value of Unreleased Shares	$6,010,701	$5,192,214

Stock Price at December 31	$12.80	$10.49

Note 19.	Recognition and Retention Plan

On February 14, 2008, the shareholders of Louisiana Bancorp approved the Company’s 2007 Recognition and Retention Plan. The 2007 Recognition and Retention Plan provides the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company makes grants under the 2007 Recognition and Retention Plan to eligible participants based on these factors. Plan participants vest in their share awards at a rate of 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested shares awards shall be forfeited.

The Recognition and Retention Plan Trust (the Trust) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust acquired 4%, or 253,829 shares, of the issued and outstanding shares of the Company, which are held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of December 31, 2008, 225,177 shares had been awarded under the provisions of the Plan to directors, officers and employees of the Company.

The Company recognized compensation expense during 2008 at a weighted average per-share vesting date fair value of $11.54. Compensation expense related to the Recognition and Retention Plan during the year ended December 31, 2008 was $446,000.

	Unawarded Shares		Awarded Shares
	2008	2007	2008	2007
Balance—Beginning of Year	—	—	—	—
Purchased by the Plan	253,829	—	—	—
Granted	(225,177)	—	225,177	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Balance—End of Year	28,652	—	225,177	—

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 20.	Stock Option Plan

On February 14, 2008, the shareholders of Louisiana Bancorp also approved the Company’s 2007 Stock Option Plan. The 2007 Stock Option Plan provides the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Compensation Committee of the Company grants options to eligible participants based on these factors. Plan participants vest in their options at a rate of 20% per year over a five year period, beginning on the grant date of the option. Vested options have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.

Pursuant to the terms of the Option plan, 634,573 shares, or 10%, of common stock of the Company have been reserved for future issuance. The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan.

As of December 31, 2008, options to acquire 512,197 shares of common stock had been granted under the provisions of the Plan to directors, officers and employees of the Company.

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. The Company awarded options during year ended December 31, 2008 having estimated fair values on their respective dates of grant that ranged from $2.21 to $2.97, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

	Range of Values
For Options Granted During 2008
Expected Dividend Yield	1.29%	1.39%
Expected Volatility	13.59%	23.31%
Risk-Free Interest Rate	1.77%	3.29%
Expected Life of Option	7.5 Years	7.5 Years
Weighted-Average Grant Date Fair Value	$2.21	$2.97

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

A summary of the activity in the Stock Option Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, January 1, 2008	—	$—
Options Granted	512,197	11.61
Options Exercised	—
Options Forfeited	—	—

Outstanding, December 31, 2008	512,197	$11.61	9.2 Years	$608,852

Options Exercisable	—	$—	—	$—

The total intrinsic value of options exercised during the year ended December 31, 2008 was $-0-.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	—	$—
Options Granted	512,197	11.61
Options Vested	—	—
Options Forfeited	—	—

Nonvested at December 31, 2008	512,197	$11.61

As of December 31, 2008, there was $992,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years. The total value of shares vested during the year ended December 31, 2008 was $-0-.

Compensation expense related to the Stock Option Plan during the year ended December 31, 2008 was $179,000.

Note 21.	Earnings per Common Share

The Company computes earnings per share in accordance with SFAS No. 128. Net income is divided by the weighted average number of shares outstanding during the year to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to stock options.

	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Numerator
Net Income	$2,744	$2,641	$2,023
Effect of Dilutive Securities	—	—	—

Numerator for Diluted Earnings Per Share	$2,744	$2,641	$2,023

Denominator
Weighted-Average Shares Outstanding	5,632,733	2,815,101	N/A
Effect of Potentially Dilutive Securities	25,352	—

Denominator for Diluted Earnings Per Share	5,658,085	2,815,101

Earnings Per Share
Basic	$0.49	$0.94	N/A

Diluted	$0.49	$0.94

Cash Dividends Per Share	$—	$—

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:
Average Common Shares Issued	6,345,732	3,059,855	N/A
Average Unearned ESOP Shares	(494,899)	(244,754)
Average Unearned RRP Shares	(123,534)	—
Average Treasury Shares	(94,566)	—

	5,632,733	2,815,101

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Due to the abbreviated year during 2007, the denominator used in the earnings per share calculation is lower than would have been presented if the Company had been public for a full year.

Note 22.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets

•

Level 2—Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities

•

Level 3—Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Net Balance
	(In Thousands)
Assets
Mortgage Backed Securities	$—	$54,159	$—	$54,159
U.S. Government and Agency Obligations	—	25,932	—	25,932

Total	$—	$80,091	$—	$80,091

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 23.	Condensed Financial Information—Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.

Condensed Balance Sheets

As of December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
Assets
Cash and Cash Equivalents	$2,632	$5,873
Certificates of Deposits	633	130
Securities Available for Sale, at Fair Value	20,812	20,448
Investment in Subsidiary	61,580	63,231
Loan to ESOP	4,908	5,017
Accrued Interest Receivable	147	202
Other Assets	1	22

Total Assets	$90,713	$94,923

Liabilities ands Shareholders’ Equity
Due to Subsidiary	$8	$11
Other Liabilities	282	92

Total Liabilities	290	103

Total Shareholders’ Equity	90,423	94,820

Total Liabilities and Shareholders’ Equity	$90,713	$94,923

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Operations

For the Year Ending December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
Income
Interest Income ESOP Loan	$410	$200
Interest Income Investment Securities	890	402
Dividend Income from Subsidiary	4,711	—
Other Interest Income	65	167

Total Income	6,076	769

Operating Expenses	444	132

Income Before Income Taxes and Undistributed Earnings of Subsidiary	5,632	637

Federal Income Tax Expense	(313)	(216)

Equity in Undistributed Earnings of Subsidiary	(2,575)	1,469

Net Income	$2,744	$1,890

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Cash Flows

For the Years Ending December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities
Net Income	$2,744	$1,890
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	2,575	(1,469)
Stock Option Plan Expense	179	—
Discount Accretion Net of Premium Amortization	(32)	(10)
Decrease (Increase) in Accrued Interest Receivable	55	(202)
Decrease (Increase) in Other Assets	21	(22)
(Decrease) Increase in Due to Subsidiary	(3)	11
Increase in Other Liabilities	106	37

Net Cash Provided by Operating Activities	5,645	235

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	(633)	(130)
Purchases of Investment Securities—Available-for-Sale	(22,069)	(25,556)
Proceeds from Maturities of Certificates of Deposit	130	—
Proceeds from Maturities of Investment Securities—Available-for-Sale	21,985	5,278
ESOP Loan to Subsidiary	—	(5,077)
Repayments of ESOP Loan by Subsidiary	109	59
Investment in Subsidiary	—	(31,063)

Net Cash Used in Investing Activities	(478)	(56,489)

Cash Flows from Financing Activities
Net Proceeds from Common Stock Offering	—	62,127
Stock Purchased for RRP	(3,200)	—
Purchase of Treasury Stock	(5,208)	—

Net Cash (Used in) Provided by Financing Activities	(8,408)	62,127

Net (Decrease) Increase in Cash and Cash Equivalents	(3,241)	5,873

Cash and Cash Equivalents, Beginning of Year	5,873	—

Cash and Cash Equivalents, End of Year	$2,632	$5,873

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 24.	Plan of Reorganization and Stock Issuance

As disclosed in Note 1, on March 16, 2007, Bank of New Orleans completed its reorganization to a federally-chartered stock savings bank and formed Louisiana Bancorp, Inc. to serve as the stock holding company for the Bank. In connection with the reorganization, the Company sold 6,345,732 shares of its common stock at $10.00 per share. The Company’s ESOP purchased 507,659 shares, financed by a loan from the Company. The net proceeds from the sale of this stock were approximately $62,126,000, and the cost associated with the stock conversion was approximately $1,300,000.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act of 1934 Rules 13(a)-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). An adequate system of internal control encompasses the processes and procedures that have been established by management to, among other things:

•	Maintain records that accurately reflect the Company’s transactions;

•	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report on Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held in May 2009 (the “Proxy Statement”).

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

The information required herein regarding the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	737,374	(1)	$11.61	(1)	151,028
Equity compensation plans not approved by security holders	—		—		—

Total	737,374		$11.61		151,028

(1)	Includes 225,177 shares subject to restricted stock grants which were not vested as of December 31, 2008. The weighted-average exercise price excludes such restricted stock grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation—Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two)—Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)

3.2	Bylaws of Louisiana Bancorp, Inc.	(1)

4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)

10.1	Amended and Restated Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(2)

10.2	Amended and Restated Supplement Executive Retirement Plan with John LeBlanc*	(2)

10.3	Amended and Restated Directors Deferred Compensation Plan*	(2)

10.4	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(2)

10.5	Amended and Restated Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(2)

10.6	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(2)

10.7	Amended and Restated Employment Agreement between Bank of New Orleans and John LeBlanc*	(2)

10.8	2007 Stock Option Plan*	(3)

10.9	2007 Recognition and Retention Plan and Trust Agreement*	(3)

22.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business—Subsidiaries” of this Form 10-K for the required information	—

23.1	Consent of LaPorte, Sehrt, Romig & Hand	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 28, 2008.
(3)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 23, 2009	By:	/S/ LAWRENCE J. LEBON, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ LAWRENCE J. LEBON, III Lawrence J. LeBon, III	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 23, 2009

/S/ JOHN LEBLANC John LeBlanc	Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 23, 2009

/S/ MAURICE F. EAGAN, JR. Maurice F. Eagan, Jr.	Director	March 23, 2009

/S/ MICHAEL E. GUARISCO Michael E. Guarisco	Director	March 23, 2009

/S/ GORDON K. KONRAD Gordon K. Konrad	Director	March 23, 2009

/S/ BRIAN G. LEBON, SR. Brian G. LeBon, Sr.	Director	March 23, 2009

/S/ IVAN J. MIESTCHOVICH Ivan J. Miestchovich	Director	March 23, 2009