Form 10-Q
period 2009-03-31
LOUISIANA BANCORP INC
filed 2009-05-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2009, there were 5,368,649 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) 3/31/2009	12/31/2008
	(in thousands)
Assets
Cash and Due from Banks	$2,731	$3,308
Short-term Interest-Bearing Deposits	9,074	1,666

Total Cash and Cash Equivalents	11,805	4,974
Certificates of Deposit	2,269	1,425
Securities Available-for-Sale, at Fair Value (amortized cost of $62,114, and $78,065, respectively)	64,453	80,091
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $116,140, and $127,255, respectively)	111,551	123,429
Loans, Net of Allowance for Loan Losses of $2,009, and $1,952, respectively	120,641	111,236
Accrued Interest Receivable	1,382	1,649
Stock in Federal Home Loan Bank	2,296	2,293
Premises and Equipment, Net	1,823	1,804
Other Assets	545	548

Total Assets	$316,765	$327,449

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$4,150	$4,219
Interest-bearing	164,094	156,370

Total deposits	168,244	160,589
Borrowings	63,943	76,660
Advance Payments by Borrowers for Taxes and Insurance	1,297	1,639
Accrued Interest Payable	626	664
Other Liabilities	1,703	2,170

Total Liabilities	235,813	241,722

Commitments and Contigencies	—	—
Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 5,425,439 Shares Outstanding at March 31, 2009 and 5,931,312 Shares Outstanding at December 31, 2008	63	63
Additional Paid-in-Capital	62,316	62,305
Unearned ESOP Shares	(4,696)	(4,696)
Unearned Recognition and Retention Plan Shares	(2,646)	(3,200)
Treasury Stock, at Cost (920,293 Shares at March 31, 2009 and 414,420 Shares at December 31, 2008)	(11,495)	(5,208)
Retained Earnings	35,866	35,126
Accumulated Other Comprehensive Income	1,544	1,337

Total Shareholders’ Equity	80,952	85,727

Total Liabilities and Shareholders’ Equity	$316,765	$327,449

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$1,838	$1,683
Mortgage Backed Securities	2,207	1,420
Investment Securities	213	561
Other interest-bearing deposits	18	153

Total Interest and Dividend Income	4,276	3,817

Interest Expense
Deposits	944	1,030
Borrowings	647	419

Total Interest Expense	1,591	1,449

Net Interest Income	2,685	2,368
Provision (Recovery) for Loan Losses	57	(17)

Net Interest Income after Provision (Recovery) for Loan Losses	2,628	2,385

Non-Interest Income
Customer Service Fees	86	76
Gain on Sale of Securities	91	—
Other Income	26	35

Total Non-Interest Income	203	111

Non-Interest Expense
Salaries and Employee Benefits	1,107	919
Occupancy Expense	269	255
Other Expenses	313	395

Total Non-Interest Expense	1,689	1,569

Income Before Income Tax Expense	1,142	927
Income Tax Expense	402	306

Net Income	$740	$621

Earnings Per Share
Basic	$0.15	$0.11
Diluted	$0.15	$0.11
Weighted Average Common Shares Outstanding
Basic	5,023,389	5,845,090
Diluted	5,060,636	5,845,090

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Income	$740	$621
Other Comprehensive Income
Unrealized Holding Gains Arising During the period	298	408
Reclassification Adjustment for Gains Included in Net Income	(91)	—

Total Other Comprehensive Income	207	408

Comprehensive Income	$947	$1,029

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Equity Capital (unaudited)

For the Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity Capital
Balances at December 31, 2007	$63	$62,073	$(4,950)	$—	$—	$32,382	$302	$89,870
Net Income - Three Months Ended March 31, 2008						621		621
Other Comprehensive Income, Net of Applicable Deferred Income Taxes							408	408
Stock Purchased for Recognition and Retention Plan				(250)				(250)
Stock Option Expense		25						25

Balance at March 31, 2008	$63	$62,098	$(4,950)	$(250)	$—	$33,003	$710	$90,674

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Three Months Ended March 31, 2009						740		740
Other Comprehensive Income, Net of Applicable Deferred Income Taxes Deferred Income Taxes							207	207
Stock Purchased for Treasury					(6,287)			(6,287)
RRP Shares Earned		(48)		554				506
Stock Option Expense		59						59

Balance at March 31, 2009	$63	$62,316	$(4,696)	$(2,646)	$(11,495)	$35,866	$1,544	$80,952

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(In Thousands)
Cash Flows form Operating Activities
Net Income	$740	$621
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	57	59
Provision (Recovery) for Loan Losses	57	(17)
Net Increase in RRP Shares Earned	506	—
Stock Option Plan Expense	59	25
Discount Accretion Net of Premium Amortization	(102)	(31)
Gain on Insurance Settlement	(2)	—
Deferred Income Tax Benefit	(13)	(7)
Gain on Sale of Securities	(91)	—
Gain on Sale of Loans	(4)	(11)
Originations of Loans Held-for-Sale	—	(445)
Proceeds from Sales of Loans Held-for-Sale	—	442
Decrease in Accrued Interest Receivable	267	144
Decrease in Other Assets	3	14
(Decrease) Increase in Accrued Interest Payable	(38)	34
(Decrease) Increase in Other Liabilities	(560)	582

Net Cash Provided by Operating Activities	879	1,410

Cash Flows form Investing Activities
Investment in Certificates of Deposit	(1,042)	(594)
Purchase of Securities Available-for-Sale	—	(7,769)
Purchase of Securities Held-to-Maturity	—	(24,082)
Proceeds from Maturities of Certificates of Deposit	198	693
Proceeds from Maturities of Securities Available-for-Sale	15,948	11,310
Proceeds from Maturities of Securities Held-to-Maturity	10,225	3,670
Proceeds from Sales of Securities Available-for-Sale	1,849	—
Net Increase in Loans Receivable	(10,101)	(4,091)
Proceeds from Sales of Loans Held for Investing	643	546
Insurance Proceeds - Property Damage	42	—
Purchase of Property and Equipment	(116)	(5)
Net Increase in Investment in Federal Home Loan Bank Stock	(3)	(15)

Net Cash Provided by (Used in) Investing Activities	17,643	(20,337)

	For the Three Months Ended March 31,
	2009	2008
	(In Thousands)
Cash Flows form Financing Activities
Increase in Deposits	7,655	5,129
Decrease in Advances by Borrowers for Taxes and Insurance	(342)	(344)
(Decrease) Increase in Borrowings	(12,717)	13,852
Stock Purchased for RRP	—	(250)
Purchase of Treasury stock	(6,287)	—

Net Cash (Used in) Provided by Financing Activities	(11,691)	18,387

Net Increase (Decrease) in Cash and Cash Equivalents	6,831	(540)
Cash and Cash Equivalents, Beginning of Year	4,974	11,648

Cash and Cash Equivalents, End of Year	$11,805	$11,108

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$1,629	$1,414

Income Taxes	$820	$10

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF OPERATIONS

Louisiana Bancorp, Inc. (the “Company”) was organized as a Louisiana corporation on March 16, 2007, for the purpose of becoming the holding company of Bank of New Orleans (the “Bank”) in anticipation of converting the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. In July 2007, the conversion of the Bank was completed. The Company is now the Bank’s parent holding company and holds all of the issued and outstanding shares of capital stock of the Bank. The Bank operates in the banking/savings and loan industry and, as such, attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgage loans on owner-occupied single-family residences and other properties, as well as those for consumer needs.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s activities are with customers located within the greater New Orleans area in Louisiana. Note 2 summarizes the types of securities in which the Company invests. Note 3 summarizes the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or to any one customer.

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

The Company held no trading securities as of March 31, 2009 or December 31, 2008.

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

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected on loans placed in non-accrual status or on loans charged-off, is reversed against income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual basis when all of the principal and interest contractually due are brought current and future payments are reasonably assured.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings, and performing and non-performing loans on which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.

LOANS HELD-FOR-SALE

Loans held-for-sale include originated mortgage loans intended for sale in the secondary market, which are carried at the lower of cost or estimated market value. Loans held-for-sale are identified at the time of origination, in accordance with the Company’s interest rate risk strategy. In addition, the Company occasionally sells loans that it originates, but cannot hold, due to regulatory limitations on loans to one borrower or concentrations of credit in a particular property type or industry.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$14,783	$693	$—	$15,476
FNMA	23,775	844	—	24,619
FHLMC	10,461	420	—	10,881

Total Mortgage-Backed Securities	49,019	1,957	—	50,976
U.S. Government and Agency Obligations	13,095	382	—	13,477

Total Securities Available-for-Sale	$62,114	$2,339	$—	$64,453

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$15,682	$427	$—	$16,109
FNMA	25,750	727	—	26,477
FHLMC	11,228	345	—	11,573

Total Mortgage-Backed Securities	52,660	1,499	—	54,159
U.S. Government and Agency Obligations	25,405	527	—	25,932

Total Securities Available-for-Sale	$78,065	$2,026	$—	$80,091

A summary of securities classified as held-to-maturity at March 31, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,294	$303	$—	$11,597
FNMA	61,978	2,488	(12)	64,454
FHLMC	36,929	1,765	(1)	38,693

Total Mortgage-Backed Securities	110,201	4,556	(13)	114,744
U.S. Government and Agency Obligations	—	—	—	—
Municipal Bonds
Revenue Bonds	286	17	—	303
General Obligation Bonds	1,064	29	—	1,093

Total Municipal Obligations	1,350	46	—	1,396

Total Securities Held-to-Maturity	$111,551	$4,602	$(13)	$116,140

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,695	$220	$(7)	$11,908
FNMA	65,818	2,052	(17)	67,853
FHLMC	39,809	1,487	(7)	41,289

Total Mortgage-Backed Securities	117,322	3,759	(31)	121,050
U.S. Government and Agency Obligations	3,000	1	—	3,001
Municipal Bonds
Revenue Bonds	550	23	—	573
General Obligation Bonds	2,557	74	—	2,631

Total Municipal Obligations	3,107	97	—	3,204

Total Securities Held-to-Maturity	$123,429	$3,857	$(31)	$127,255

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2009, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(in thousands)
Amounts Maturing in:
Within One Year	$—	$—	$1	$1
One to Five Years	21,375	21,747	4,702	4,851
Five to Ten Years	8,169	8,694	16,637	17,349
Over Ten Years	32,570	34,012	90,211	93,939

	$62,114	$64,453	$111,551	$116,140

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
March 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2008
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
March 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	11	1,151	1	32
FHLMC	1	105	—	—

Total Mortgage-Backed Securities	12	1,256	1	32
U.S. Government and Agency Obligations	—	—	—	—

Total	$12	$1,256	$1	$32

December 31, 2008
Mortgage-Backed Securities
GNMA	$7	$325	$—	$—
FNMA	17	1,874	—	—
FHLMC	7	996	—	—

Total Mortgage-Backed Securities	31	3,195	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$31	$3,195	$—	$—

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2009 or December 31, 2008.

NOTE 3 – LOANS

A summary of the balances of loans follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Loans Secured by First Mortgages on Real Estate
1-4 Family Residential	$59,837	$51,547
Multi-family Residential, Commercial and Land	49,698	48,654

Total First Mortgages Secured by Real Estate	109,535	100,201
Consumer and Other Loans
Student Loan	754	1,398
Loans Secured by Deposits	359	283
Home Equity Loans and Lines	11,359	10,297
Other	980	1,368

Total Consumer and Other Loans	13,452	13,346
Less:
Allowance for Loan Losses	(2,009)	(1,952)
Net Deferred Loan Origination Fess/Costs	(337)	(359)

Total Loans, Net	$120,641	$111,236

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(in thousands)
Balance, Beginning of Period	$1,952	$1,999
Provision (Recovery) for Loan Losses	57	(43)
Loans Charged-Off	—	(4)

Balance, End of Period	$2,009	$1,952

Nonaccrual loans, net of allowance for loan loss, amounted to approximately $2,408,000 and $240,000 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, our nonaccrual loans included two loans to a single borrower with an aggregate balance of $1,247,000, which are secured by a single family residence. Management has conducted a review of the collateral and has concluded that the loan remains well collateralized and that all principal will be collected. In addition, at March 31, 2009, our nonaccrual loans included a $950,000 commercial real estate construction loan with a remaining commitment of $50,000. This loan represents our participation interest in a $170 million mixed-use property in Baton Rouge, Louisiana. The project is approximately 95% complete, but has encountered delays due to cost overruns. However, the lead lenders have implemented additional controls and monitoring with respect to this loan in an effort to complete the project.

As of March 31, 2009 and December 31, 2008, the Company did not hold any loans classified as troubled debt restructurings.

The actual and required capital amounts and ratios applicable to the Bank at March 31, 2009 and December 31, 2008, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2009
Tangible Capital	$56,445	18.93%	$4,473	1.50%	N/A	N/A
Core/Leverage Capital	56,445	18.93	8,945	3.00	$14,909	5.00%
Tier 1 Risk-Based Capital	56,384	47.40	4,758	4.00	7,137	6.00
Total Risk-Based Capital	$57,874	48.66%	$9,516	8.00%	$11,895	10.00%

December 31, 2008
Tangible Capital	$55,816	18.35%	$4,562	1.50%	N/A	N/A
Core/Leverage Capital	55,816	18.35	9,124	3.00	$15,207	5.00%
Tier 1 Risk-Based Capital	55,755	47.99	4,647	4.00	6,970	6.00
Total Risk-Based Capital	$57,209	49.24%	$9,294	8.00%	$11,617	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	March 31, 2009	December 31, 2008
	(In Thousands)
Capital Under GAAP	$57,746	$56,884
Unrealized Gains on Available-for-Sale Securities	(1,301)	(1,068)

Tier 1 Capital	56,445	55,816
Allowance for Loan Losses(1)	1,490	1,454
Recourse Obligations	(61)	(61)

Total-Risk Based Capital	$57,874	$57,209

(1)	The allowance for loan losses included in risk-based capital is limited to 1.25% of risk-based assets. At March 31, 2009, $248,000 of the Company’s allowance for loan losses was excluded from total risk-based capital.

NOTE 4 – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. Net income is divided by the weighted average number of shares outstanding during the period to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to stock options.

Three Months Ended March 31, 2009
Net Income	$740,000

Weighted Average Shares Outstanding	6,345,732
Weighted Average Unearned ESOP Shares	(469,586)
Weighted Average Unearned RRP Shares	(231,370)
Weighted Average Treasury Shares	(621,387)

Weighted Average Shares Outstanding for Basic Earnings per Share	5,023,389

Earnings per Share, Basic	$0.15

Weighted Average Shares Outstanding for Basic Earnings per Share	5,023,389
Effect of Dilutive Securities	37,247

Weighted Average Shares Outstanding for Diluted Earnings per Share	5,060,636

Earnings per Shares, Diluted	$0.15

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, the value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

During the first quarter of 2009, total assets decreased by $10.7 million, to $316.8 million. This decrease in total assets was due primarily to accelerated repayments on our mortgage-backed securities and maturities in our investment portfolio. The aggregate decrease in our mortgage-backed securities portfolio and investment securities portfolio was $27.5 million during the first quarter of 2009. Cash and cash equivalents were $11.8 million at March 31, 2009, an increase of $6.8 million from December 31, 2008. During the first quarter of 2009, our net loan portfolio increased by $9.4 million, or 8.4%. The growth in our net loan portfolio was primarily in first mortgage loans secured by single-family residences.

Our non-performing loans, net of allowance for loan losses, at March 31, 2009 were $2.4 million, an increase of $2.2 million from December 31, 2008. Included in this balance are two loans to a single borrower, which are collateralized by a single family residence. These loans had an aggregate balance of $1.2 million at March 31, 2009. Following a review of the collateral securing these loans, management has concluded that our position remains well collateralized and all principal and interest will be collected. In addition, at March 31, 2009, our non-performing loans included a $950,000 construction loan with a remaining unfunded commitment of $50,000. This loan represents our participation interest in a $170 million loan to construct a mixed-used property in Baton Rouge, Louisiana. The project is approximately 95% complete, but has been delayed due to cost overruns. The lead lenders on this project are implementing additional controls and procedures in order to manage the remainder of the construction project.

Total deposits increased by $7.7 million during the quarter ended March 31, 2009 to $168.2 million. The majority of this increase occurred in certificates of deposit with maturities of one year or less. Total borrowings were $63.9 million at March 31, 2009, a decrease of $12.7 million from December 31, 2008. The decrease in borrowings during the quarter was primarily the result of the repayment of $15.5 million of short-term FHLB advances used to fund the purchase of mortgage-backed securities during the fourth quarter of 2008.

Total shareholders’ equity decreased by $4.8 million during the first three months of 2009, primarily due to the Company’s acquisition of its common stock pursuant to its publicly announced repurchase plans. During this period, the Company acquired 506,053 shares of its common stock at an aggregate cost of $6.3 million. Net income of $740,000 during the quarter increased retained earnings to $35.9 million at March 31, 2009. In addition, 43,941 shares acquired pursuant to the Company’s Recognition and Retention Plan Trust became vested and were released to participants. The release of these shares decreased the balance of the associated contra equity account by $554,000 to $2.6 million at March 31, 2009. Accumulated other comprehensive income was $1.5 million at March 31, 2009, an increase of $207,000 from December 31, 2008.

Comparison of Our Operating Results for the Three Months Ended March 31, 2009 and 2008

General. The Company’s net income for the quarter ended March 31, 2009 was $740,000, an increase of $119,000, or 19.2%, from the first quarter of 2008. Net interest income increased by $317,000 during the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. Interest income for the first quarter of 2009 compared to the first quarter of 2008 increased by $459,000 due primarily to a $41.8 million increase in the average balance of interest-earning assets. Interest expense increased during the first quarter of 2009 by $142,000 due to a $48.3 million increase in average interest-bearing liabilities, which was partially offset by a decrease in the average cost of interest-bearing liabilities of 43 basis points between the periods.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest- Earning Assets:
Loans Receivable (1)	$114,965	$1,838	6.39%	$98,102	$1,683	6.86%
Mortgage-backed Securities	166,831	2,207	5.29%	113,450	1,420	5.01%
Investment Securities	23,555	213	3.62%	45,362	561	4.95%
Other Interest-Earnings Assets	9,103	18	0.79%	15,789	153	3.88%

Total Interest-Earning Assets	314,454	4,276	5.44%	272,703	3,817	5.60%

Non-Interest Earning Assets	6,790			6,384

Total Assets	$321,244			$279,087

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,024	43	0.40%	$45,545	46	0.40%
Certificates of Deposit	116,779	901	3.09%	95,258	984	4.13%

Total Interest-Bearing Deposits	159,803	944	2.36%	140,803	1,030	2.93%
Borrowings	69,740	647	3.71%	40,407	419	4.15%

Total Interest-Bearing Liabilities	229,543	1,591	2.77%	181,210	1,449	3.20%

Non-Interest Bearing Liabilities	7,796			7,397

Total Liabilities	237,339			188,607
Stockholders’ Equity	83,905			90,480

Total Liabilities and Stockholders' Equity	$321,244			$279,087

Net Interest-Earning Assets	$84,911			$91,493

Net Interest Income; Average Interest Rate Spread		$2,685	2.67%		$2,368	2.40%

Net Interest Margin (2)			3.42%			3.47%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			136.99%			150.49%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income for the quarter ended March 31, 2009 was $2.7 million, an increase of $317,000 from the quarter ended March 31, 2008. Interest income for the first quarter of 2009 was $4.3 million, an increase of $459,000 compared to the first quarter of 2008. Average interest-earning assets were $314.5 million for the quarter ended March 31, 2009, an increase of $41.8 million from the quarter ended March 31, 2008. Our average loans receivable increased by $16.9 million, to $115.0 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Interest income on our loan portfolio was $1.8 million during the first quarter of 2009, an increase of $155,000 from the first quarter of 2008. During the first quarter of 2009, additional interest income of $45,000 would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms. The average balance of mortgage-backed securities increased by $53.4 million during the first quarter of 2009 compared to the first quarter of 2008. This increase in the average balance of mortgage-backed securities is attributed to leverage strategies implemented during the late first quarter of 2008 and the fourth quarter of 2008. These strategies provided for the purchase of mortgage-backed securities funded by wholesale borrowings. Interest income on mortgage-backed securities increased by $787,000 during the first quarter of 2009 compared to the first quarter of 2008. The average balances of our investment securities portfolio and other interest-bearing deposits declined by $21.8 million and $6.7 million, respectively, compared to first quarter of 2008. In the aggregate, interest income on investment securities and other interest-earning assets decreased by $483,000 from the quarter ended March 31, 2008. This decline in interest income was due to the lower average balances in the respective categories, and the substantial decline in short term interest rates over the last twelve months.

Interest Expense. Interest expense for the first quarter of 2009 was $1.6 million, an increase of $142,000 from the first quarter of 2008. The average balance of interest-bearing deposits was $159.8 million at March 31, 2009, an increase of $19.0 million from the quarter ended March 31, 2008. The average rate paid on our deposits for the first quarter of 2009 was 2.36%, a decrease of 57 basis points from the first quarter of 2008. Average borrowings were $69.7 million and $40.4 million, respectively, for the quarters ended March 31, 2009 and 2008. This decrease in the average balance of our borrowings is attributed to the repayment of short-term Federal Home Loan Bank advances which were used to fund the purchase of mortgage-backed securities in the fourth quarter of 2008. Our average interest rate spread for the first quarter of 2009 was 2.67%, an increase of 27 basis points from the first quarter of 2008.

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

The Bank recorded provisions for loan losses of $57,000 during the first quarter of 2009, compared to net recoveries of $17,000 for the first quarter of 2008. Our allowance for loan losses as a percentage of gross loans was 1.64% as of March 31, 2009, which represents a decrease of 29 basis points from March 31, 2008. This reduction in the allowance for loan loss ratio was due primarily to an increase in gross loans of $20.2 million over the twelve month period ended March 31, 2009. Management reviews the allowance for loan losses on a monthly basis and establishes provisions after thorough consideration of several factors, including the type of collateral securing the debt, delinquency status, local economic market conditions and other factors related to the collectability of the debt.

Non-interest Income. Non-interest income for the three months ended March 31, 2009 was $203,000, an increase of $92,000 from the three month period ended March 31, 2008. This increase is attributed to a $91,000 gain on the sale of $1.7 million in municipal bonds. These bonds were sold due to a decline in their credit rating following a downgrade in their respective third party guarantors’ credit ratings.

Non-interest Expense. Non-interest expense for the period ending March 31, 2009 was $1.7 million, an increase of $120,000, or 7.7%, from the period ending March 31, 2008. Salaries and employee benefit costs increased by $188,000 during the 2009 period, as compared to the same 2008 period. Of this increase, $95,000 is attributed to the implementation of our shareholder-approved equity-based compensation plans. These plans were approved February 14, 2008 and were therefore only in effect for approximately six weeks during the first quarter of 2008. The remaining increase in salaries and employee benefit costs is attributed to overall higher levels of salaries, health insurance premiums, and payroll taxes associated with our increased level of employees. The number of full-time equivalent employees increased from 62 at March 31, 2008, to 67 at March 31, 2009. Other non-interest expenses decreased by $82,000 during the first quarter of 2009 compared to the first quarter of 2008. This decrease is primarily attributed to a $60,000 reduction in our Louisiana bank shares tax and an $18,000 reduction in expense from professional fees.

Income Tax Expense. Income tax expense for the first quarter of 2009 was $402,000, an increase of $96,000 from the first quarter of 2008. This increase in income tax expense was due to an increase in pre-tax income of $215,000 between the respective periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2009, our cash and cash equivalents amounted to $11.8 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $64.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2009, we had certificates of deposit maturing within the next 12 months amounting to $88.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At March 31, 2009, we had $63.9 million in total borrowings, including $37.9 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At March 31, 2009, the Company had $148.5 million in funds available through the Federal Home Loan Bank.

In light of the Company’s regulatory capital, which is significantly in excess of well capitalized standards, and taking into consideration the Company’s projected earnings, asset growth, and business strategy, we have decided not to seek Federal funding through the U. S. Treasury Department’s Capital Purchase Program, although we believe we would be eligible for such funds.

The following table summarizes our contractual cash obligations at March 31, 2009.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)
Certificates of Deposit	$120,657	$88,885	$21,856	$9,916	$—
FHLB Advances and Other Borrowings	63,943	5,393	14,059	38,993	5,498

Total Long-Term Debt	184,600	94,278	35,915	48,909	5,498
Operating Lease Obligations	$234	$47	$62	$62	$63

Total Contractual Obligations	$184,834	$94,325	$35,977	$48,971	$5,561

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 29-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of treasury shares pursuant to repurchase plan s approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1)(2)(3)
January 1 - January 31, 2009	85,996	$12.50	85,996	118,972
February 1 - February 28, 2009	120,907	12.58	120,907	284,416
March 1 - March 31, 2009	299,150	12.27	299,150	257,274

Total	506,053	$12.38	506,053

(1)	On November 3, 2008, the Company announced a stock repurchase program to acquire 5%, or 301,422 shares of its common stock over a six month period. This repurchase program was completed on February 24, 2009.

(2)	On February 17, 2009, the Company announced a stock repurchase program to acquire 5%, or 286,351 shares of its common stock over a six month period. This repurchase program was completed on March 25, 2009.

(3)	On March 17, 2009, the Company announced a stock repurchase program to acquire 5%, or 272,008 shares of its common stock over a six month period.

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

LOUISIANA BANCORP, INC.

Date: May 12, 2009	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III President and Chief Executive Officer

Date: May 12, 2009	By:	/s/ John LeBlanc
John LeBlanc Senior Vice President and Chief Financial Officer