Form 10-Q
period 2009-06-30
LOUISIANA BANCORP INC
filed 2009-08-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2009, there were 5,307,660 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) 6/30/2009	12/31/2008
	(in thousands)
Assets
Cash and Due from Banks	$1,707	$3,308
Short-term Interest-Bearing Deposits	9,324	1,666

Total Cash and Cash Equivalents	11,031	4,974

Certificates of Deposit	2,270	1,425
Securities Available-for-Sale, at Fair Value (amortized cost of $63,605, and $78,065, respectively)	65,365	80,091
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $106,152, and $127,255, respectively)	102,184	123,429
Loans, Net of Allowance for Loan Losses of $2,005, and $1,952, respectively	135,339	111,236
Accrued Interest Receivable	1,343	1,649
Stock in Federal Home Loan Bank	2,297	2,293
Premises and Equipment, Net	1,852	1,804
Other Assets	510	548

Total Assets	$322,191	$327,449

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$5,576	$4,219
Interest-bearing	168,679	156,370

Total deposits	174,255	160,589

Borrowings	64,216	76,660
Advance Payments by Borrowers for Taxes and Insurance	1,704	1,639
Accrued Interest Payable	669	664
Other Liabilities	1,707	2,170

Total Liabilities	242,551	241,722

Commitments and Contigencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 5,310,460 Shares Outstanding at June 30, 2009 and 5,931,312 Shares Outstanding at December 31, 2008	63	63
Additional Paid-in-Capital	62,375	62,305
Unearned ESOP Shares	(4,696)	(4,696)
Unearned Recognition and Retention Plan Shares	(2,646)	(3,200)
Treasury Stock, at Cost (1,035,272 Shares at June 30, 2009 and 414,420 Shares at December 31, 2008)	(13,046)	(5,208)
Retained Earnings	36,428	35,126
Accumulated Other Comprehensive Income	1,162	1,337

Total Shareholders’ Equity	79,640	85,727

Total Liabilities and Shareholders’ Equity	$322,191	$327,449

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$2,037	$1,725	$3,875	$3,408
Mortgage Backed Securities	1,999	1,583	4,206	3,003
Investment Securities	151	542	364	1,103
Other interest-bearing deposits	21	68	39	221

Total Interest and Dividend Income	4,208	3,918	8,484	7,735

Interest Expense
Deposits	942	992	1,886	2,022
Borrowings	649	473	1,296	892

Total Interest Expense	1,591	1,465	3,182	2,914

Net Interest Income	2,617	2,453	5,302	4,821

Provision (Recovery) for Loan Losses	(4)	(10)	53	(27)

Net Interest Income after Provision (Recovery) for Loan Losses	2,621	2,463	5,249	4,848

Non-Interest Income
Customer Service Fees	84	85	170	161
Gain on Sale of Securities	—	—	91	—
Other Income	22	42	48	77

Total Non-Interest Income	106	127	309	238

Non-Interest Expense
Salaries and Employee Benefits	1,106	1,020	2,213	1,939
Occupancy Expense	284	247	553	502
Other Expenses	462	399	775	794

Total Non-Interest Expense	1,852	1,666	3,541	3,235

Income Before Income Tax Expense	875	924	2,017	1,851

Income Tax Expense	313	287	715	593

Net Income	$562	$637	$1,302	$1,258

Earnings Per Share
Basic	$0.12	$0.11	$0.27	$0.22
Diluted	$0.12	$0.11	$0.27	$0.22

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Net Income	$1,302	$1,258

Other Comprehensive Loss
Unrealized Holding Losses Arising During the period	(84)	(120)
Reclassification Adjustment for Gains Included in Net Income	(91)	—

Total Other Comprehensive Loss	(175)	(120)

Comprehensive Income	$1,127	$1,138

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$63	$62,073	$(4,950)	$—	$—	$32,382	$302	$89,870
Net Income - Six Months Ended June 30, 2008						1,258		1,258
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes							(120)	(120)
Stock Purchased for Recognition and Retention Plan				(1,310)				(1,310)
Stock Option Expense		76						76

Balance at June 30, 2008	$63	$62,149	$(4,950)	$(1,310)	$—	$33,640	$182	$89,774

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Six Months Ended June 30, 2009						1,302		1,302
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes							(175)	(175)
Stock Purchased for Treasury					(7,838)			(7,838)
RRP Shares Earned		(48)		554				506
Stock Option Expense		118						118

Balance at June 30, 2009	$63	$62,375	$(4,696)	$(2,646)	$(13,046)	$36,428	$1,162	$79,640

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,302	$1,258
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	117	116
Provision (Recovery) for Loan Losses	53	(27)
Net Increase in RRP Shares Earned	506	—
Stock Option Plan Expense	118	76
Discount Accretion Net of Premium Amortization	(192)	(72)
Gain on Insurance Settlement	(2)	—
Deferred Income Tax Benefit	(27)	(20)
Gain on Sale of Securities	(91)	—
Gain on Sale of Loans	(6)	(21)
Gain on Sale of Property and Equipment	—	(7)
Originations of Loans Held-for-Sale	(2,272)	(979)
Proceeds from Sales of Loans Held-for-Sale	2,272	970
Decrease (Increase) in Accrued Interest Receivable	306	(65)
Decrease in Other Assets	38	65
Increase in Accrued Interest Payable	5	38
(Decrease) Increase in Other Liabilities	(346)	619

Net Cash Provided by Operating Activities	1,781	1,951

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(1,502)	(1,000)
Purchase of Securities Available-for-Sale	(12,993)	(14,569)
Purchase of Securities Held-to-Maturity	—	(34,565)
Proceeds from Maturities of Certificates of Deposit	657	1,297
Proceeds from Maturities of Securities Available-for-Sale	27,450	19,347
Proceeds from Maturities of Securities Held-to-Maturity	19,683	8,710
Proceeds from Sales of Securities Available-for-Sale	1,849	—
Net Increase in Loans Receivable	(24,912)	(7,300)
Proceeds from Sales of Loans Held for Investing	762	784
Insurance Proceeds - Property Damage	42	—
Purchase of Property and Equipment	(205)	(96)
Proceeds from Sale of Property and Equipment	—	15
Net Increase in Investment in

Federal Home Loan Bank Stock	(4)	(26)

Net Cash Provided by (Used in) Investing Activities	10,827	(27,403)

	For the Six Months Ended June 30,
	2009	2008
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	13,666	5,509
Increase in Advances by Borrowers for Taxes and Insurance	65	18
(Decrease) Increase in Borrowings	(12,444)	16,767
Stock Purchased for RRP	—	(1,310)
Purchase of Treasury stock	(7,838)	—

Net Cash (Used in) Provided by Financing Activities	(6,551)	20,984

Net Increase (Decrease) in Cash and Cash Equivalents	6,057	(4,468)

Cash and Cash Equivalents, Beginning of Year	4,974	11,648

Cash and Cash Equivalents, End of Year	$11,031	$7,180

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$3,177	$2,875

Income Taxes	$1,444	$654

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of June 30, 2009 or December 31, 2008.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include performing and non-performing loans on which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11,381	$245	$—	$11,626
FNMA	21,433	785	—	22,218
FHLMC	9,497	383	—	9,880

Total Mortgage-Backed Securities	42,311	1,413	—	43,724
U.S. Government and Agency Obligations	21,294	361	(14)	21,641

Total Securities Available-for-Sale	$63,605	$1,774	$(14)	$65,365

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$15,682	$427	$—	$16,109
FNMA	25,750	727	—	26,477
FHLMC	11,228	345	—	11,573

Total Mortgage-Backed Securities	52,660	1,499	—	54,159
U.S. Government and Agency Obligations	25,405	527	—	25,932

Total Securities Available-for-Sale	$78,065	$2,026	$—	$80,091

A summary of securities classified as held-to-maturity at June 30, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$10,477	$331	$—	$10,808
FNMA	56,792	2,081	(4)	58,869
FHLMC	33,565	1,528	(1)	35,092

Total Mortgage-Backed Securities	100,834	3,940	(5)	104,769
U.S. Government and Agency Obligations	—	—	—	—
Municipal Bonds
Revenue Bonds	285	13	—	298
General Obligation Bonds	1,065	20	—	1,085

Total Municipal Obligations	1,350	33	—	1,383

Total Securities Held-to-Maturity	$102,184	$3,973	$(5)	$106,152

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,695	$220	$(7)	$11,908
FNMA	65,818	2,052	(17)	67,853
FHLMC	39,809	1,487	(7)	41,289

Total Mortgage-Backed Securities	117,322	3,759	(31)	121,050
U.S. Government and Agency Obligations	3,000	1	—	3,001
Municipal Bonds
Revenue Bonds	550	23	—	573
General Obligation Bonds	2,557	74	—	2,631

Total Municipal Obligations	3,107	97	—	3,204

Total Securities Held-to-Maturity	$123,429	$3,857	$(31)	$127,255

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2009, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Amounts Maturing in:
Within One Year	$—	$—	$—	$—
One to Five Years	30,352	30,934	5,961	6,143
Five to Ten Years	5,873	6,142	14,230	14,838
Over Ten Years	27,380	28,289	81,993	85,171

	$63,605	$65,365	$102,184	$106,152

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	14	4,486	—	—

Total	$14	$4,486	$—	$—

December 31, 2008
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	3	326	1	31
FHLMC	1	101	—	—

Total Mortgage-Backed Securities	4	427	1	31
U.S. Government and Agency Obligations	—	—	—	—

Total	$4	$427	$1	$31

December 31, 2008
Mortgage-Backed Securities
GNMA	$7	$325	$—	$—
FNMA	17	1,874	—	—
FHLMC	7	996	—	—

Total Mortgage-Backed Securities	31	3,195	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$31	$3,195	$—	$—

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009 or December 31, 2008.

NOTE 3 – LOANS

The following table summarizes the composition of our loan receivable:

	June 30, 2009	December 31, 2008
	(in thousands)
Loans Secured by First Mortgages on Real Estate
1-4 Family Residential	$72,643	$51,547
Multi-family Residential, Commercial and Land	50,061	48,654

Total First Mortgages Secured by Real Estate	122,704	100,201

Consumer and Other Loans
Student Loan	636	1,398
Loans Secured by Deposits	398	283
Home Equity Loans and Lines	13,016	10,297
Other	889	1,368

Total Consumer and Other Loans	14,939	13,346

Less:
Allowance for Loan Losses	(2,005)	(1,952)
Net Deferred Loan Origination Fess/Costs	(299)	(359)

Total Loans, Net	$135,339	$111,236

An analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(in thousands)

Balance, Beginning of Period	$1,952	$1,999
Provision (Recovery) for Loan Losses	53	(43)
Loans Charged-Off	—	(4)

Balance, End of Period	$2,005	$1,952

Nonaccrual loans, exclusive of allowance for loan loss, were$2.6 million at June 30, 2009, $2.6 million at March 31, 2009, and $520,000 at December 31, 2008.

	6/30/2009	3/31/2009	12/31/2008
Nonperforming Assets:
Non-Accruing Loans
One-to-Four Family Residential	$1,099	$1,104	$52
Multi-Family Residential, Commercial Real Estate & Land	950	950	—
Consumer and Other	599	547	468

Total Non-Accruing Loans	$2,648	$2,601	$520

Accruing Loans 90 Days or More Past Due:
One-to-Four Family Residential	—	—	—
Multi-Family Residential, Commercial Real Estate & Land	—	—	—
Consumer and Other	—	—	—

Total Accruing Loans 90 Days or More Past Due	—	—	—

Total Nonperforming Loans(1)	$2,648	$2,601	$520

Real Estate Owned, Net (2)	—	—	—

Total Nonperforming Assets	$2,648	$2,601	$520

At June 30, 2009 and at March 31, 2009, our nonaccrual loans included two loans to a single borrower with an aggregate balance of $1,247,000, which are secured by a single family residence. During the second quarter of 2009, the Bank determined that these loans were impaired based on an updated fair market appraisal of the collateral. Accordingly, the Bank allocated $212,000 of our allowance for loan losses to these loans. Management believes that the net book value of $1.0 million properly reflects the value of its investment in these loans. In addition, at June 30, 2009, our nonaccrual loans included a $950,000 commercial real estate construction loan with a remaining commitment of $50,000. This loan represents our participation interest in a $170 million mixed-use property in Baton Rouge, Louisiana. Due to the borrower’s inability to make its contractual interest payments and the level of construction remaining to complete the project, management has classified this loan as impaired and allocated $396,000 of our allowance for loan losses to the loan.

As of June 30, 2009 and December 31, 2008, the Company did not hold any loans classified as troubled debt restructurings.

NOTE 4 – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in SFAS No. 128. Net income is divided by the weighted average number of shares outstanding during the period to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to dilutive stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$562,000	$637,000	$1,302,000	$1,258,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(469,586)	(494,968)	(469,586)	(494,968)
Weighted Average Unearned RRP Shares	(209,888)	(49,717)	(220,570)	(27,695)
Weighted Average Treasury Shares	(993,128)	—	(808,505)	—

Weighted Average Shares Outstanding for Basic Earnings per Share	4,673,130	5,801,047	4,847,071	5,823,069

Earnings per Share, Basic	$0.12	$0.11	$0.27	$0.22

Weighted Average Shares Outstanding for Basic Earnings per Share	4,673,130	5,801,047	4,847,071	5,823,069
Effect of Dilutive Securities	80,374	34,035	58,811	16,567

Weighted Average Shares Outstanding for Diluted Earnings per Share	4,753,504	5,835,082	4,905,882	5,839,636

Earnings per Shares, Diluted	$0.12	$0.11	$0.27	$0.22

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2009 and December 31, 2008, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2009
Tangible Capital	$56,916	18.55%	$4,601	1.50%	N/A	N/A
Core/Leverage Capital	56,916	18.55	9,203	3.00	$15,338	5.00%
Tier 1 Risk-Based Capital	56,855	45.46	5,002	4.00	7,504	6.00
Total Risk-Based Capital	$57,996	46.37%	$10,005	8.00%	$12,506	10.00%

December 31, 2008
Tangible Capital	$55,816	18.35%	$4,562	1.50%	N/A	N/A
Core/Leverage Capital	55,816	18.35	9,124	3.00	$15,207	5.00%
Tier 1 Risk-Based Capital	55,755	47.99	4,647	4.00	6,970	6.00
Total Risk-Based Capital	$57,209	49.24%	$9,294	8.00%	$11,617	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	June 30, 2009	December 31, 2008
	(In Thousands)
Capital Under GAAP	$57,866	$56,884
Unrealized Gains on Available-for-Sale Securities	(950)	(1,068)

Tier 1 Capital	56,916	55,816
Allowance for Loan Losses	1,141	1,454
Recourse Obligations	(61)	(61)

Total-Risk Based Capital	$57,996	$57,209

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

During the first six months of 2009, total assets decreased by $5.3 million to $322.2 million. Cash and cash equivalents were $11.0 million at June 30, 2009, an increase of $6.1 million from December 31, 2008. Total loans receivable increased by $24.1 million, or 21.7% during this six month period due to increased originations of residential mortgage loans. Loans secured by 1-4 family residential properties increased by $21.1 million to $72.6 million at June 30, 2009. Loans secured by multifamily residential real estate, commercial real estate, or vacant ground were $50.1 million at June 30, 2009, an increase of $1.4 million from December 31, 2008. During the first six months of 2009, our home equity loans and lines of credit increased by $2.7 million, or 26.4%, to $13.0 million. Our aggregate securities portfolio decreased during the first six months of 2009, by $36.0 million, due primarily to increased prepayments on our mortgage-backed securities portfolio, and maturities of callable agency notes.

At June 30, 2009, we had total non-performing assets of $2.6 million, representing an increase of $2.1 million compared to total non-performing assets of $520,000 at December 31, 2008. The increase in non-performing assets during the first six months of 2009 was due primarily to two loan relationships that were classified as non-performing during the quarter ended March 31, 2009. The first of these relationships consists of two loans secured by a single-family residence located in our market area with an aggregate outstanding balance of $1.2 million at June 30, 2009. Both of these loans were placed in non-accrual status during the first quarter of 2009 and were deemed impaired during the quarter ended June 30, 2009. We have commenced foreclosure proceedings with respect to the property securing these loans. As of June 30, 2009, $212,000 of our allowance for loan losses was allocated to these two loans. The second significant addition to our non-performing assets during the first half of 2009 is a $950,000 participation interest in a $170.0 million real estate construction loan secured by a mixed-use commercial and residential project located in Baton Rouge, Louisiana. We are participated in this loan as part of the Shared National Credit Program. This loan represents our only shared national credit. The loan was placed on non-accrual status during the first quarter of 2009 and deemed impaired during the quarter ended June 30, 2009. The lead lender has commenced foreclosure proceedings on the collateral securing this debt as a result of the borrower’s failure to make scheduled payments as well as cost overruns on the project. At June 30, 2009, we had allocated $396,000 of our allowance for loan losses to this loan.

Total deposits increased during the first six months of 2009 by $13.7 million to $174.3 million. Noninterest-bearing deposits were $5.6 million at June 30, 2009, an increase of $1.4 million from December 31, 2008. Interest-bearing deposits increased by $12.3 million during the first six months of 2009, to $168.7 million. This increase occurred primarily in certificates of deposit with maturities of one year or less. Total borrowings decreased during the period by $12.4 million to $64.2 million, primarily due to the repayment of short-term FHLB advances used to fund the purchase of mortgage backed securities during the fourth quarter of 2008.

During the six month period ended June 30, 2009, total shareholders’ equity decreased by $6.1 million to $79.6 million. This decrease was primarily due to the Company’s acquisition of its common shares pursuant to its publicly announced repurchase plans. During the first six months of 2009, the Company repurchased 621,032 shares at an aggregate cost of $7.8 million. In addition, 43,941 shares acquired pursuant to the Company’s Recognition and Retention Plan Trust became vested and were released to participants during the first six months of 2009. The release of these shares decreased the balance of the associated contra equity account by $554,000 to $2.6 million at June 30, 2009. Net income of $1.3 million increased retained earnings to $36.4 million at June 30, 2009. Accumulated other comprehensive income was $1.2 million at June 30, 2009, a decrease of $175,000 from December 31, 2008.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2009 and 2008

General. Net income for the quarter ended June 30, 2009 was $562,000, a decrease of $75,000, or 11.8%, from the second quarter of 2008. The primary reason for the decrease in net income between the periods was a five basis point special assessment imposed by the FDIC on all insured institutions. This special assessment resulted in a $126,000 expense during the second quarter of 2009. Net income for the six months ended June 30, 2009 was $1.3 million, an increase of $44,000 from the six months ended June 30, 2008. The increase in net income for the six month period ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to increased levels of net interest income generated by increased levels of interest-earning assets. The impact of the increase in net interest income was partially offset by higher levels of non-interest expense, which included the FDIC special assessment and increases in our salaries and benefits expense associated with the growth in our workforce.

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

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$127,684	$2,037	6.38%	$102,402	$1,725	6.74%
Mortgage-backed Securities	153,101	1,999	5.22%	123,846	1,583	5.11%
Investment Securities	19,801	151	3.05%	46,851	542	4.63%
Other Interest-Earnings Assets	12,447	21	0.67%	9,824	68	2.77%

Total Interest-Earning Assets	313,033	4,208	5.38%	282,923	3,918	5.54%

Non-Interest Earning Assets	5,932			6,596

Total Assets	$318,965			$289,519

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,243	45	0.42%	$44,303	45	0.41%
Certificates of Deposit	122,885	897	2.92%	98,744	947	3.84%

Total Interest-Bearing Deposits	166,128	942	2.27%	143,047	992	2.77%

Borrowings	63,925	649	4.06%	48,354	473	3.91%

Total Interest-Bearing Liabilities	230,053	1,591	2.77%	191,401	1,465	3.06%

Non-Interest Bearing Liabilities	8,671			7,796

Total Liabilities	238,724			199,197

Stockholders’ Equity	80,241			90,322

Total Liabilities and Stockholders’ Equity	$318,965			$289,519

Net Interest-Earning Assets	$82,980			$91,522

Net Interest Income; Average Interest Rate Spread		$2,617	2.61%		$2,453	2.48%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$121,429	$3,875	6.38%	$100,235	$3,408	6.80%
Mortgage-backed Securities	159,793	4,206	5.26%	117,717	3,003	5.10%
Investment Securities	22,656	364	3.21%	46,031	1,103	4.79%
Other Interest-Earnings Assets	10,366	39	0.75%	12,803	221	3.45%

Total Interest-Earning Assets	314,244	8,484	5.40%	276,786	7,735	5.59%

Non-Interest Earning Assets	6,336			6,559

Total Assets	$320,580			$283,345

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,089	88	0.41%	$44,900	91	0.41%
Certificates of Deposit	119,714	1,798	3.00%	96,934	1,931	3.98%

Total Interest-Bearing Deposits	162,803	1,886	2.32%	141,834	2,022	2.85%

Borrowings	67,245	1,296	3.85%	43,825	892	4.07%

Total Interest-Bearing Liabilities	230,048	3,182	2.77%	185,659	2,914	3.14%

Non-Interest Bearing Liabilities	8,299			7,325

Total Liabilities	238,347			192,984

Stockholders’ Equity	82,233			90,361

Total Liabilities and Stockholders’ Equity	$320,580			$283,345

Net Interest-Earning Assets	$84,196			$91,127

Net Interest Income; Average Interest Rate Spread		$5,302	2.63%		$4,821	2.45%

Net Interest Margin (2)			3.37%			3.48%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			136.60%			149.08%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income for the second quarter of 2009 was $2.6 million, an increase of $164,000 from the second quarter of 2008. Our average interest rate spread for the quarter ended June 30, 2009 was 2.61%, an increase of 13 basis points from the quarter ended June 30, 2008. Interest income increased by $290,000 in the second quarter of 2009 compared to the second quarter of 2008 due to an increase in the average balance of interest-earning assets of $30.1 million between the respective periods. The average yield of our interest-earnings assets for the second quarter of 2009 was 5.38%, a decrease of 16 basis points from the second quarter of 2008. This decrease was primarily due to a decline in market rates of interest between the periods. Interest income on loans increased by $312,000 and interest income on mortgage backed securities increased by $416,000 during the second quarter of 2009 compared to the second quarter of 2008. Interest income on investment securities decreased by $391,000 during the quarter ended June 30, 2009 compared to the second quarter of 2008, and interest income on other interest-earning deposits declined during the period by $47,000. For the six months ended June 30, 2009, net interest income was $5.3 million, an increase of $481,000 from the six month period ended June 30, 2008. During the six month period ended June 30, 2009, interest income increased by $749,000 compared to the six months ended June 30, 2008. During the first six months of 2009, the average balance on total interest-earning assets was $314.2 million, an increase of $37.5 million from the first six months of 2008. Our average interest rate spread for the first half of 2009 was 2.63%, an increase of 18 basis points from the first six months of 2008. Our net interest margin for the six month periods ended June 30, 2009 and June 30, 2008 was 3.37% and 3.48%, respectively.

Interest Expense. Total interest expense was $1.6 million with an average cost on our total interest-bearing liabilities of 2.77% for the quarter ended June 30, 2009 compared to $1.5 million at an average cost on our total interest-bearing liabilities of 3.06% for the quarter ended June 30, 2008. Interest paid on deposits for the second quarter of 2009 was $942,000, a decrease of $49,000 from the second quarter of 2008. Interest expense on borrowings was $649,000 during the second quarter of 2009, an increase of $176,000 from the second quarter of 2008. Average total borrowings were $63.9 million, at an average cost of 4.06%, during the second quarter of 2009 compared to $48.4 million, at an average cost of 3.91%, during the second quarter of 2008. Total interest expense was $3.2 million for the six month period ended June 30, 2009, an increase of $268,000 from the six month period ended June 30, 2008. Average total interest-bearing liabilities were $230.0 million during the six months ended June 30, 2009, an increase of $44.4 million from the six month period ended June 30, 2008. The average rate paid on interest-bearing liabilities during the six month periods ended June 30, 2009 and June 30, 2008, was 2.77% and 3.14%, respectively.

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

The Bank recorded net recoveries on its allowance for loan losses of $4,000 during the second quarter of 2009, compared to net recoveries on its loan loss provisions of $10,000 for the same quarter of 2008. For the six months ended June 30, 2009, the Bank recorded loan loss provisions of $53,000 compared to net recoveries of $27,000 for the six months ended June 30, 2008. Our total allowance for loan losses at June 30, 2009 was $2.0 million, or 75.72% of our non-performing loans. Expressed as a percentage of total loans receivable, our allowance for loan losses was 1.46% at June 30, 2009, a decline of 26 basis points from December 31, 2008. We had no charge-offs during the six months ended June 30, 2009. For the year ended December 31, 2008, our loan charge-offs totaled $4,000. Management reviews the allowance for loan losses on a regular basis and establishes provisions after thorough consideration of several factors, including the type of collateral securing the debt, delinquency status, local economic market conditions and other factors related to the collectability of the debt. In addition, this continuing review of the performance of our loan portfolio includes an analysis of the repayment history of those loans secured by collateral impaired by Hurricane Katrina. As a result of this analysis, we have reduced the segment of our allowance for loan losses established to reflect the probable losses incurred as a result of the storm. This reduction in our allowance for loan losses has occurred in both the allocated and unallocated portions of the total loss allowance. Such reduction in our total allowance for loan losses has resulted in recoveries in the allowance for loan losses or has reduced the amount of provisions for loan losses that we otherwise would have taken in recent periods.

Non-interest Income. Our non-interest income for the second quarter of 2009 was $106,000 compared to $127,000 for the second quarter of 2008. Non-interest income for the six months ended June 30, 2009 and 2008 was $309,000 and $238,000, respectively. The $71,000 increase in non-interest income between the respective six month periods is primarily attributed to a $91,000 gain on the sale of available-for-sale securities during the first quarter of 2009.

Non-interest Expense. Non-interest expense for the second quarter of 2009 was $1.9 million, an increase of $186,000 from the second quarter of 2008. Salaries and employee benefits expense increased by $86,000 in the second quarter of 2009 compared to the second quarter of 2008. This increase is due primarily to an increase in full-time equivalent employees from 57 at June 30, 2008, to 65 at June 30, 2009. Other non-interest expenses increased by $63,000 during the second quarter of 2009 compared to the second quarter of 2008. During the second quarter of 2009, the Bank recorded a $126,000 expense associated with a FDIC mandated special assessment charged to all insured financial institutions. This additional expense was partially offset by decreases in our advertising expenditures and in our estimated Louisiana bank shares taxes. Non-interest expense was $3.5 million for the six month period ended June 30, 2009, an increase of $306,000 from the six month period ended June 30, 2008. This increase was due primarily to a $274,000 increase in salaries and benefits expense, as well as the $126,000 FDIC special assessment. The increase in our salaries and benefits expense is attributed to the increase in our overall level of staffing and the implementation of our shareholder approved equity-based compensation plans. Our equity-based compensation plans were approved by our shareholders in February 2008, and therefore did not affect periods prior thereto.

Income Tax Expense. Income tax expense for the second quarter of 2009 was $313,000 compared to $287,000 for the second quarter of 2008. For the six month periods ended June 30, 2009 and June 30, 2008, income tax expense was $715,000 and $593,000, respectively.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2009, our cash and cash equivalents amounted to $11.0 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $65.4 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2009, we had certificates of deposit maturing within the next 12 months amounting to $91.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At June 30, 2009, we had $64.2 million in total borrowings, including $38.2 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At June 30, 2009, the Company had $143.1 million in additional funds available through the Federal Home Loan Bank.

In light of the Company’s regulatory capital, which is significantly in excess of well capitalized standards, and taking into consideration the Company’s projected earnings, asset growth, and business strategy, we have decided not to seek Federal funding through the U. S. Treasury Department’s Capital Purchase Program, although we believe we would be eligible for such funds.

The following table summarizes our contractual cash obligations at June 30, 2009.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)
Certificates of Deposit	$125,712	$91,691	$21,578	$12,443	$—
FHLB Advances and Other Borrowings	64,216	5,404	14,172	38,670	5,970

Total Long-Term Debt	189,928	97,095	35,750	51,113	5,970
Operating Lease Obligations	$215	$36	$62	$62	$55

Total Contractual Obligations	$190,143	$97,131	$35,812	$51,175	$6,025

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of treasury shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1)
April 1 - April 30, 2009	56,790	$12.99	56,790	200,484
May 1 - May 31, 2009	22,100	13.75	22,100	178,384
June 1 - June 30, 2009	36,089	13.99	36,089	142,295

Total	114,979	$13.45	114,979

(1)	On March 17, 2009, the Company announced a stock repurchase program to acquire 5%, or 272,008 shares of its common stock over a six month period.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Louisiana Bancorp, Inc. was held on May 7, 2009 at which time the two nominees for director, as set forth in the proxy materials for the meeting, were elected by the following vote:

Director Nominee	Votes For	Votes Withheld
Maurice F. Eagan, Jr.	4,654,138	45,920
Lawrence J. LeBon, III	4,618,169	81,889

In addition, the shareholders ratified the appointment of LaPorte, Sehrt, Romig & Hand as our independent registered public accounting firm for the fiscal year ending December 31, 2009, with the following vote:

Ratification of LaPorte, Sehrt, Romig & Hand
For	4,659,063
Against	19,500
Abstentions	21,495

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a)	List of exhibits: (filed herewith unless otherwise noted)

31.1	Rule 13a-14(a)/15d-14(a) /Section 302 Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)/Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

Date: August 12, 2009	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer