Form 10-Q
period 2009-09-30
LOUISIANA BANCORP INC
filed 2009-11-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2009, there were 5,057,441 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) 9/30/2009	12/31/2008
	(in thousands)
Assets
Cash and Due from Banks	$3,338	$3,308
Short-term Interest-Bearing Deposits	7,791	1,666

Total Cash and Cash Equivalents	11,129	4,974

Certificates of Deposit	1,723	1,425
Securities Available-for-Sale, at Fair Value (amortized cost of $65,400, and $78,065, respectively)	67,748	80,091
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $105,542, and $127,255, respectively)	100,530	123,429
Loans, Net of Allowance for Loan Losses of $1,682, and $1,952, respectively	144,256	111,236
Accrued Interest Receivable	1,435	1,649
Other Real Estate Owned	553	—
Stock in Federal Home Loan Bank	2,298	2,293
Premises and Equipment, Net	1,833	1,804
Other Assets	732	548

Total Assets	$332,237	$327,449

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$7,419	$4,219
Interest-bearing	179,190	156,370

Total deposits	186,609	160,589

Borrowings	61,518	76,660
Advance Payments by Borrowers for Taxes and Insurance	2,180	1,639
Accrued Interest Payable	576	664
Other Liabilities	2,221	2,170

Total Liabilities	253,104	241,722

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 5,199,790 Shares Outstanding at September 30, 2009 and 5,931,312 Shares Outstanding at December 31, 2008	63	63
Additional Paid-in-Capital	62,434	62,305
Unearned ESOP Shares	(4,696)	(4,696)
Unearned Recognition and Retention Plan Shares	(2,646)	(3,200)
Treasury Stock, at Cost (1,145,942 Shares at September 30, 2009 and 414,420 Shares at December 31, 2008)	(14,564)	(5,208)
Retained Earnings	36,992	35,126
Accumulated Other Comprehensive Income	1,550	1,337

Total Shareholders’ Equity	79,133	85,727

Total Liabilities and Shareholders’ Equity	$332,237	$327,449

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$2,180	$1,769	$6,055	$5,177
Mortgage Backed Securities	1,786	1,613	5,992	4,616
Investment Securities	174	461	538	1,564
Other interest-bearing deposits	18	66	57	287

Total Interest and Dividend Income	4,158	3,909	12,642	11,644

Interest Expense
Deposits	913	945	2,799	2,967
Borrowings	646	514	1,942	1,406

Total Interest Expense	1,559	1,459	4,741	4,373

Net Interest Income	2,599	2,450	7,901	7,271

Provision (Recovery) for Loan Losses	73	(12)	126	(39)

Net Interest Income after Provision (Recovery) for Loan Losses	2,526	2,462	7,775	7,310

Non-Interest Income
Customer Service Fees	76	124	246	285
Gain on Sale of Securities	—	—	91	—
Other Income	21	28	69	105

Total Non-Interest Income	97	152	406	390

Non-Interest Expense
Salaries and Employee Benefits	1,068	1,022	3,281	2,961
Occupancy Expense	298	268	851	770
Other Expenses	378	221	1,153	1,015

Total Non-Interest Expense	1,744	1,511	5,285	4,746

Income Before Income Tax Expense	879	1,103	2,896	2,954

Income Tax Expense	315	354	1,030	947

Net Income	$564	$749	$1,866	$2,007

Earnings Per Share
Basic	$0.12	$0.13	$0.39	$0.35
Diluted	$0.12	$0.13	$0.39	$0.35

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Net Income	$1,866	$2,007

Other Comprehensive Income (Loss)
Unrealized Holding Gains (Losses) Arising During the period	304	(139)
Reclassification Adjustment for Gains Included in Net Income	(91)	—

Total Other Comprehensive Income (Loss)	213	(139)

Comprehensive Income	$2,079	$1,868

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2007	$63	$62,073	$(4,950)	$—	$—	$32,382	$302	$89,870
Net Income - Nine Months Ended September 30, 2008						2,007		2,007
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes							(139)	(139)
Stock Purchased for Recognition and Retention Plan				(3,041)				(3,041)
Stock Purchased for Treasury					(3,071)			(3,071)
Stock Option Expense		127						127

Balance at September 30, 2008	$63	$62,200	$(4,950)	$(3,041)	$(3,071)	$34,389	$163	$85,753

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Nine Months Ended September 30, 2009						1,866		1,866
Other Comprehensive Income, Net of Applicable Deferred Income Taxes							213	213
Stock Purchased for Treasury					(9,356)			(9,356)
RRP Shares Earned		(48)		554				506
Stock Option Expense		177						177

Balance at September 30, 2009	$63	$62,434	$(4,696)	$(2,646)	$(14,564)	$36,992	$1,550	$79,133

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(In Thousands)

Cash Flows from Operating Activities
Net Income	$1,866	$2,007
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	177	173
Provision (Recovery) for Loan Losses	126	(39)
Net Increase in RRP Shares Earned	506	—
Stock Option Plan Expense	177	127
Discount Accretion Net of Premium Amortization	(258)	(99)
Gain on Insurance Settlement	(2)	—
Deferred Income Tax Benefit	(40)	(34)
Gain on Sale of Securities	(91)	—
Gain on Sale of Loans	(8)	(28)
Gain on Sale of Property and Equipment	—	(7)
Originations of Loans Held-for-Sale	(4,548)	(1,281)
Proceeds from Sales of Loans Held-for-Sale	4,547	1,269
Decrease in Accrued Interest Receivable	214	197
(Increase) Decrease in Other Assets	(184)	124
(Decrease) Increase in Accrued Interest Payable	(88)	12
(Decrease) Increase in Other Liabilities	(18)	1,232

Net Cash Provided by Operating Activities	2,376	3,653

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(1,666)	(1,314)
Purchase of Securities Available-for-Sale	(21,991)	(22,069)
Purchase of Securities Held-to-Maturity	(5,601)	(45,787)
Proceeds from Maturities of Certificates of Deposit	1,368	1,803
Proceeds from Maturities of Securities Available-for-Sale	34,654	37,275
Proceeds from Maturities of Securities Held-to-Maturity	27,002	15,523
Proceeds from Sales of Securities Available-for-Sale	1,849	—
Net Increase in Loans Receivable	(34,551)	(9,861)
Proceeds from Sales of Loans Held for Investing	861	1,045
Insurance Proceeds - Property Damage	42	—
Purchase of Property and Equipment	(246)	(114)
Proceeds from Sale of Property and Equipment	—	15
Net (Increase) Decrease in Investment in Federal Home Loan Bank Stock	(5)	205

Net Cash Provided by (Used in) Investing Activities	1,716	(23,279)

	For the Nine Months Ended September 30,
	2009	2008
	(In Thousands)

Cash Flows from Financing Activities
Increase in Deposits	26,020	5,454
Increase in Advances by Borrowers for Taxes and Insurance	541	266
(Decrease) Increase in Borrowings	(15,142)	16,292
Stock Purchased for RRP	—	(3,041)
Purchase of Treasury stock	(9,356)	(3,071)

Net Cash Provided by Financing Activities	2,063	15,900

Net Increase (Decrease) in Cash and Cash Equivalents	6,155	(3,726)

Cash and Cash Equivalents, Beginning of Year	4,974	11,648

Cash and Cash Equivalents, End of Year	$11,129	$7,922

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$4,830	$4,361

Income Taxes	$2,098	$654

Loans Transferred to Other Real Estate Owned During the Period	$553	$—

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

INVESTMENT SECURITIES

Securities are being accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities. FASB ASC 320-10 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of September 30, 2009 or December 31, 2008.

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

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$9,345	$491	$—	$9,836
FNMA	19,059	924	—	19,983
FHLMC	8,700	484	—	9,184

Total Mortgage-Backed Securities	37,104	1,899	—	39,003
U.S. Government and Agency Obligations	28,296	449	—	28,745

Total Securities Available-for-Sale	$65,400	$2,348	$—	$67,748

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$15,682	$427	$—	$16,109
FNMA	25,750	727	—	26,477
FHLMC	11,228	345	—	11,573

Total Mortgage-Backed Securities	52,660	1,499	—	54,159
U.S. Government and Agency Obligations	25,405	527	—	25,932

Total Securities Available-for-Sale	$78,065	$2,026	$—	$80,091

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of securities classified as held-to-maturity at September, 2009 and December 31, 2008, with gross unrealized gains and losses, is as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$13,687	$320	$—	$14,007
FNMA	52,566	2,758	(1)	55,323
FHLMC	31,426	1,898	—	33,324

Total Mortgage-Backed Securities	97,679	4,976	(1)	102,654
U.S. Government and Agency Obligations	1,500	1	—	1,501
Municipal Bonds
Revenue Bonds	286	16	—	302
General Obligation Bonds	1,065	20	—	1,085

Total Municipal Obligations	1,351	36	—	1,387

Total Securities Held-to-Maturity	$100,530	$5,013	$(1)	$105,542

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,695	$220	$(7)	$11,908
FNMA	65,818	2,052	(17)	67,853
FHLMC	39,809	1,487	(7)	41,289

Total Mortgage-Backed Securities	117,322	3,759	(31)	121,050
U.S. Government and Agency Obligations	3,000	1	—	3,001
Municipal Bonds
Revenue Bonds	550	23	—	573
General Obligation Bonds	2,557	74	—	2,631

Total Municipal Obligations	3,107	97	—	3,204

Total Securities Held-to-Maturity	$123,429	$3,857	$(31)	$127,255

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2009, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Amounts Maturing in:
Within One Year	$—	$—	$—	$—
One to Five Years	36,328	37,029	7,192	7,406
Five to Ten Years	5,349	5,680	13,095	13,861
Over Ten Years	23,723	25,039	80,243	84,275

	$65,400	$67,748	$100,530	$105,542

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
September 30, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2008
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
September 30, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	1	29
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	1	29
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$1	$29

December 31, 2008
Mortgage-Backed Securities
GNMA	$7	$325	$—	$—
FNMA	17	1,874	—	—
FHLMC	7	996	—	—

Total Mortgage-Backed Securities	31	3,195	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$31	$3,195	$—	$—

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009 or December 31, 2008.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE 3 – LOANS

The following table summarizes the composition of our loan receivable:

	September 30, 2009	December 31, 2008
	(in thousands)
Loans Secured by First Mortgages on Real Estate
1-4 Family Residential	$80,185	$51,547
Multi-family Residential	9,009	7,859
Non-residential	40,773	39,700
Land	977	1,095

Total First Mortgages Secured by Real Estate	130,944	100,201

Consumer and Other Loans
Student Loan	538	1,398
Loans Secured by Deposits	441	283
Home Equity Loans and Lines	13,466	10,297
Other	841	1,368

Total Consumer and Other Loans	15,286	13,346

Less:
Allowance for Loan Losses	(1,682)	(1,952)
Net Deferred Loan Origination Fees/Costs	(292)	(359)

Total Loans, Net	$144,256	$111,236

Our loan portfolio does not contain any loans that would be considered subprime, “alt-a”, no-doc, or no-interest.

An analysis of the allowance for loan losses is as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
	(in thousands)

Balance, Beginning of Period	$1,952	$1,999
Provision (Recovery) for Loan Losses	126	(43)
Loans Charged-Off	(396)	(4)

Balance, End of Period	$1,682	$1,952

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

For all periods presented below, nonaccrual loans are reported exclusive of the allowance for loan loss in accordance with generally accepted accounting principles of the United States of the America. Previously, for reports filed with respect to periods which ended prior to June 30, 2009, the Company reported its nonaccrual loans net of the allowance for loan losses. Accordingly, the non-performing loan ratios and performance indicators previously included in the Company’s reports at and for the periods ended March 31, 2009 and December 31, 2008 are not directly comparable to the information included herein.

	9/30/2009	6/30/2009	3/31/2009	12/31/2008

Nonperforming Assets:
Non-Accruing Loans
One-to-Four Family Residential	$1,168	$1,099	$1,104	$52
Multi-Family Residential, Commercial Real Estate & Land	—	950	950	—
Consumer and Other	658	599	547	468

Total Non-Accruing Loans	$1,826	$2,648	$2,601	$520

Accruing Loans 90 Days or More Past Due:
One-to-Four Family Residential	—	—	—	—
Multi-Family Residential, Commercial Real Estate & Land	—	—	—	—
Consumer and Other	—	—	—	—

Total Accruing Loans 90 Days or More Past Due	—	—	—	—

Total Nonperforming Loans	$1,826	$2,648	$2,601	$520

Real Estate Owned, Net	553	—	—	—

Total Nonperforming Assets	$2,379	$2,648	$2,601	$520

Troubled Debt Restructurings	0	0	0	0

Total Nonperforming Loans as a Percent of Total Loans	1.25%	1.93%	2.12%	0.46%

Total Nonperforming Loans as a Percent of Total Assets	0.55%	0.82%	0.79%	0.16%

Total Nonperforming Assets and Troubled Debt Restructurings as a Percent of Total Assets	0.72%	0.82%	0.79%	0.16%

At September 30, 2009, the Company’s nonaccrual loans included two loans to a single borrower with an aggregate balance of $1,247,000, which are secured by a single family residence. During the second quarter of 2009, we determined that these loans were impaired based on an updated fair market appraisal of the collateral. Accordingly, we allocated $212,000 of our allowance for loan losses to these loans. Management believes that the net book value of $1.0 million properly reflects the value of its investment in these loans. During the third quarter of 2009, the Bank classified a $950,000 commercial real estate construction loan as an “in-substance” foreclosure. This loan represents our participation interest in a $170 million mixed-use property in Baton Rouge, Louisiana. The fair market value of our investment was determined to be $553,000, resulting in a charge-off against our allowance for loan losses of $396,000.

As of September 30, 2009 and December 31, 2008, the Company did not hold any loans classified as troubled debt restructurings.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE 4 – EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares outstanding as prescribed in FASB ASC 260-10, Earnings per Share. Net income is divided by the weighted average number of shares outstanding during the period to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to dilutive stock options.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Net Income	$564,000	$749,000	$1,866,000	$2,007,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(469,586)	(494,968)	(469,586)	(494,968)
Weighted Average Unearned RRP Shares	(209,888)	(182,678)	(216,970)	(79,733)
Weighted Average Treasury Shares	(1,071,859)	(56,565)	(897,254)	(18,993)

Weighted Average Shares Outstanding for Basic Earnings per Share	4,594,399	5,611,521	4,761,922	5,752,038

Earnings per Share, Basic	$0.12	$0.13	$0.39	$0.35

Weighted Average Shares Outstanding for Basic Earnings per Share	4,594,399	5,611,521	4,761,922	5,752,038
Effect of Dilutive Securities	74,359	43,815	63,993	25,650

Weighted Average Shares Outstanding for Diluted Earnings per Share	4,668,758	5,655,336	4,825,915	5,777,688

Earnings per Shares, Diluted	$0.12	$0.13	$0.39	$0.35

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2009 and December 31, 2008, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2009
Tangible Capital	$57,388	18.22%	$4,724	1.50%	N/A	N/A
Core/Leverage Capital	57,388	18.22%	9,448	3.00%	$15,747	5.00%
Tier 1 Risk-Based Capital	57,327	43.81%	5,235	4.00%	7,852	6.00%
Total Risk-Based Capital	$58,539	44.73%	$10,469	8.00%	$13,087	10.00%

December 31, 2008
Tangible Capital	$55,816	18.35%	$4,562	1.50%	N/A	N/A
Core/Leverage Capital	55,816	18.35%	9,124	3.00%	$15,207	5.00%
Tier 1 Risk-Based Capital	55,755	47.99%	4,647	4.00%	6,970	6.00%
Total Risk-Based Capital	$57,209	49.24%	$9,294	8.00%	$11,617	10.00%

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	September 30, 2009	December 31, 2009
	(In Thousands)
Capital Under GAAP	$58,690	$56,884
Unrealized Gains on Available-for-Sale Securities	(1,302)	(1,068)

Tier 1 Capital	57,388	55,816

Allowance for Loan Losses	1,212	1,454
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$58,539	$57,209

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

FASB ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, FASB ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. The level in the fair value hierarchy within which a fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets.

•

Level 2 - Observable inputs other than quoted prices included within Level I, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable in the market or can be corroborated by observable market data.

•

Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008.

Description	Balance as of Sept. 30, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$39,003	$—	$39,003	$—
US Government & Agency Obligations	28,745	—	28,745	—

Total	$67,748	$—	$67,748	$—

Description	Balance as of Dec. 31, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$54,159	$—	$54,159	$—
US Government & Agency Obligations	25,932	—	25,932	—

Total	$80,091	$—	$80,091	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2009 or December 31, 2008.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008.

Description	Balance as of Sept. 30, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Impaired Loans	$1,226	$—	$1,226	$—
Other Real Estate Owned	553	—	553	—

Total	$1,779	$—	$1,779	$—

Description	Balance as of Dec. 31, 2008	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Impaired Loans	$169	$—	$169	$—
Other Real Estate Owned	—	—	—	—

Total	$169	$—	$169	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2009 or December 31, 2008.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate. Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments. A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$11,129	$11,129	$4,974	$4,974
Certificates of Deposit	1,723	1,723	1,425	1,425
Securities	168,278	173,290	203,520	207,346

Loans	145,938	149,105	113,188	115,041
Less Allowance for Loan Losses	(1,682)	(1,682)	(1,952)	(1,952)

Loans, Net of Allowance	144,256	147,423	111,236	113,089

Federal Home Loan Bank Stock	2,298	2,298	2,293	2,293

Financial Liabilities
Deposits	$186,609	$189,122	$160,589	$162,696
Borrowings	61,518	64,844	76,660	80,070

Unrecognized Financial Instruments
Commitments to Extend Credit	$14,196	$14,105	$10,875	$10,973

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 12, 2009, the date these financial statements were issued.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets were $332.2 million at September 30, 2009, an increase of $4.8 million from December 31, 2008. Cash and cash equivalents were $11.1 million at September 30, 2009, an increase of $6.2 million from December 31, 2008. Our securities available-for-sale and securities held-to-maturity decreased by a combined $35.2 million during the first nine months of 2009, due primarily to maturities of callable agency notes and increased prepayments on our mortgage-backed securities portfolio. Total loans receivable were $144.3 million at September 30, 2009, an increase of $33.0 million, or 29.7%, from December 31, 2008. During the first nine months of 2009, our first mortgage loans secured by real estate increased by $30.7 million, including a $28.6 million increase in first mortgage loans secured by one-to-four family residences. In addition, our home equity loans and lines of credit increased by $3.2 million, to $13.5 million, at September 30, 2009.

At September 30, 2009, we had total non-performing assets of $2.4 million. During the first nine months of 2009, two customer relationships with an aggregate balance of $1.8 million at September 30, 2009 were classified as non-performing. The first of these relationships consists of a first mortgage loan and a home equity line of credit secured by a single-family residence located in our market area with an aggregate outstanding balance of $1.2 million at September 30, 2009. Both of these loans were placed in non-accrual status during the first quarter of 2009 and were deemed impaired during the quarter ended June 30, 2009. We have commenced foreclosure proceedings with respect to the property securing these loans. During the second quarter of 2009, we allocated $212,000 of our allowance for loan losses to these two loans. The second significant addition to our non-performing assets during 2009 is a $950,000 participation interest in a $170.0 million real estate construction loan secured by a mixed-use commercial and residential project located in Baton Rouge, Louisiana. We participated in this loan as part of the Shared National Credit Program. This loan represents our only shared national credit. The loan was placed on non-accrual status during the first quarter of 2009 and deemed impaired during the quarter ended June 30, 2009. During the third quarter of 2009, this loan was determined to be an “in-substance” foreclosure and our investment was classified as other real estate owned with a fair market value of $553,000. At the time of reclassification, the Bank charged-off $396,000 against the allowance for loan losses allocated to this investment.

Total deposits were $186.6 million at September 30, 2009, an increase of $26.0 million from December 31, 2008. During this period, noninterest-bearing deposits increased by $3.2 million and interest-bearing deposits increased by $22.8 million. Total borrowings decreased by $15.1 million during the first nine months of 2009, to $61.5 million at September 30, 2009. This decrease in total borrowings was primarily due to the repayment of $15.5 million in short-term FHLB advances used to fund the purchase of mortgage backed securities during the fourth quarter of 2008.

During the nine month period ended September 30, 2009, total shareholders’ equity decreased by $6.6 million to $79.1 million. This decrease was primarily due to the Company’s acquisition of its common shares pursuant to its publicly announced repurchase plans. During the first nine months of 2009, the Company repurchased 731,702 shares at an aggregate cost of $9.4 million. In addition, 43,941 shares held by the Company’s Recognition and Retention Plan Trust became vested and were released to participants’ accounts during the first nine months of 2009. The release of these shares decreased the balance of the associated contra equity account by $554,000 to $2.6 million at September 30, 2009. Net income of $1.9 million increased retained earnings to $37.0 million at September 30, 2009. Accumulated other comprehensive income was $1.6 million at September 30, 2009, an increase of $213,000 from December 31, 2008.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2009 and 2008

General. Net income for the quarter ended September 30, 2009 was $564,000, a decrease of $185,000, or 24.7%, from the third quarter of 2008. An increase of $149,000 in net interest income between the respective three month periods was offset by an $85,000 increase in our provision for loan losses and a $233,000 increase in non-interest expense. The increase in non-interest expense is primarily attributed to overall higher levels of salaries and benefits, timing differences between our accruals of the Louisiana bank shares tax, and increases in our FDIC insurance premiums. Net income for the nine months ended September 30, 2009 was $1.9 million, a decrease of $141,000 from the nine months ended September 30, 2008. Net interest income increased by $630,000 between the nine month periods ended September 30, 2009 and September 30, 2008. The impact of this increase in net interest income was offset by a $165,000 increase in our provision for loan losses and a $539,000 increase in non-interest expense. The increase in non-interest expense was primarily due to a $320,000 increase in salaries and benefits attributed to an increase in our staffing and a $177,000 increase in our FDIC insurance expense. The increase in our FDIC insurance expense between the respective nine month periods ended September 30, 2009 and September 30, 2008, was due primarily to a $126,000 five basis point special assessment and a $41,000 increase attributed to growth in our deposit base, an increase in the annualized assessment rate, and depletion of the one-time credit established in December 2006.

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

	Three months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$139,836	$2,180	6.24%	$104,849	$1,769	6.75%
Mortgage-backed Securities	139,349	1,786	5.13%	127,822	1,613	5.05%
Investment Securities	27,659	174	2.52%	42,819	461	4.31%
Other Interest-Earnings Assets	12,640	18	0.57%	8,745	66	3.02%

Total Interest-Earning Assets	319,484	4,158	5.21%	284,235	3,909	5.50%

Non-Interest Earning Assets	6,359			7,066

Total Assets	$325,843			$291,301

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,137	45	0.42%	$43,270	43	0.40%
Certificates of Deposit	129,248	868	2.69%	101,003	902	3.57%

Total Interest-Bearing Deposits	172,385	913	2.12%	144,273	945	2.62%

Borrowings	62,876	646	4.11%	50,371	514	4.08%

Total Interest-Bearing Liabilities	235,261	1,559	2.65%	194,644	1,459	3.00%

Non-Interest Bearing Liabilities	11,088			8,228

Total Liabilities	246,349			202,872

Stockholders’ Equity	79,494			88,429

Total Liabilities and Stockholders’ Equity	$325,843			$291,301

Net Interest-Earning Assets	$84,223			$89,591

Net Interest Income; Average Interest Rate Spread		$2,599	2.56%		$2,450	2.50%

Net Interest Margin (2)			3.25%			3.45%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			135.80%			146.03%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$127,401	$6,055	6.34%	$101,763	$5,177	6.78%
Mortgage-backed Securities	153,139	5,992	5.22%	120,818	4,616	5.09%
Investment Securities	24,624	538	2.91%	44,538	1,564	4.68%
Other Interest-Earnings Assets	10,923	57	0.70%	11,630	287	3.29%

Total Interest-Earning Assets	316,087	12,642	5.33%	278,749	11,644	5.57%

Non-Interest Earning Assets	6,438			6,734

Total Assets	$322,525			$285,483

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,121	133	0.41%	$44,341	134	0.40%
Certificates of Deposit	122,928	2,666	2.89%	98,085	2,833	3.85%

Total Interest-Bearing Deposits	166,049	2,799	2.25%	142,426	2,967	2.78%

Borrowings	65,800	1,942	3.94%	45,708	1,406	4.10%

Total Interest-Bearing Liabilities	231,849	4,741	2.73%	188,134	4,373	3.10%

Non-Interest Bearing Liabilities	9,279			7,702

Total Liabilities	241,128			195,836

Stockholders’ Equity	81,397			89,647

Total Liabilities and Stockholders’ Equity	$322,525			$285,483

Net Interest-Earning Assets	$84,238			$90,615

Net Interest Income; Average Interest Rate Spread		$7,901	2.60%		$7,271	2.47%

Net Interest Margin (2)			3.33%			3.48%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			136.33%			148.17%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income for the third quarter of 2009 was $2.6 million, an increase of $149,000 from the third quarter of 2008. Our average interest rate spread for the quarter ended September 30, 2009 was 2.56%, an increase of six basis points from the quarter ended September 30, 2008. Interest income increased by $249,000 in the third quarter of 2009 compared to the third quarter of 2008 due to an increase in the average balance of interest-earning assets of $35.2 million between the respective periods. The average yield of our interest-earnings assets for the third quarter of 2009 was 5.21%, a decrease of 29 basis points from the third quarter of 2008. This decrease was primarily due to a decline in market rates of interest between the periods. Interest income on loans receivable increased by $411,000 between the respective three month periods ended September 30, 2009 and September 30, 2008. This increase was due primarily to an increase in the average balance of our loans receivable of $35.0 million, which was partially offset by a decline in the average yield of our loans receivable of 51 basis points. Interest income on mortgage-backed securities was $1.8 million for the third quarter of 2009, an increase of $173,000 from the third quarter of 2008. This increase was due to an increase in the average balance of mortgage backed securities of $11.5 million, as well as an increase in the average yield of mortgage-backed securities of eight basis points, between the respective quarterly periods. Interest income on investment securities decreased by $287,000 during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, and interest income on other interest-earning assets declined during the period by $48,000. For the nine months ended September 30, 2009, net interest income was $7.9 million, an increase of $630,000 from the nine month period ended September 30, 2008. During the nine month period ended September 30, 2009, interest income increased by $998,000, to $12.6 million, compared to the nine month period ended September 30, 2008. During the first nine months of 2009, the average balance on total interest-earning assets was $316.1 million, an increase of $37.3 million from the first nine months of 2008. The average yield of our average earning assets was 5.33% for the first nine months of 2009, a decrease of 24 basis points from the first nine months of 2008. Our average interest rate spread during the first nine months of 2009 was 2.60%, an increase of 13 basis points from the first nine months of 2008. Our net interest margin for the nine month periods ended September 30, 2009 and September 30, 2008 was 3.33% and 3.48%, respectively.

Interest Expense. Total interest expense was $1.6 million with an average cost on our total interest-bearing liabilities of 2.65% for the quarter ended September 30, 2009 compared to $1.5 million at an average cost on our total interest-bearing liabilities of 3.00% for the quarter ended September 30, 2008. Average interest-bearing deposits were $172.4 million for the three month period ended September 30, 2009, an increase of $28.1 million, or 19.5%, from the three month period ended September 30, 2008. Interest expense on deposits for the third quarter of 2009 was $913,000, a decrease of $32,000 from the third quarter of 2008. Average total borrowings were $62.9 million, at an average cost of 4.11%, during the third quarter of 2009 compared to $50.4 million, at an average cost of 4.08%, during the third quarter of 2008. Interest expense on borrowings was $646,000 during the third quarter of 2009, an increase of $132,000 from the third quarter of 2008. Total interest expense was $4.7 million for the nine month period ended September 30, 2009, an increase of $368,000 from the nine month period ended September 30, 2008. Average total interest-bearing liabilities were $231.8 million during the nine months ended September 30, 2009, an increase of $43.7 million from the nine month period ended September 30, 2008. The average rate paid on interest-bearing liabilities during the nine month periods ended September 30, 2009 and September 30, 2008, was 2.73% and 3.10%, respectively.

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

During the third quarter of 2009, the Bank recorded provisions for loan losses of $73,000 compared to recoveries of $12,000 during the third quarter of 2008. For the nine months ended September 30, 2009, the Bank recorded provisions for loan losses of $126,000 compared to recoveries of $39,000 for the nine months ended September 30, 2008. Our total allowance for loan losses at September 30, 2009 was $1.7 million, or 92.11% of our non-performing loans. Our allowance for loan losses as a percentage of total loans receivable was 1.15% at September 30, 2009, a decline of 57 basis points from December 31, 2008. During the nine months ended September 30, 2009, the Bank recorded a $396,000 charge-off against a nonresidential construction loan secured by a multi-use facility. For the year ended December 31, 2008, our loan charge-offs totaled $4,000. Management reviews the allowance for loan losses on a regular basis and establishes provisions after consideration of several factors, including the type of collateral securing the debt, delinquency status, local economic market conditions and other factors related to the collectability of the debt. In addition, this continuing review of the performance of our loan portfolio includes an analysis of the repayment history of those loans secured by collateral impaired by Hurricane Katrina. As a result of this analysis, we have reduced the segment of our allowance for loan losses established to reflect the probable losses incurred as a result of the storm. Such reduction in this portion of our allowance for loan losses has resulted in recoveries in the allowance for loan losses or has reduced the amount of provisions for loan losses that we otherwise would have taken in recent periods.

Non-interest Income. Our non-interest income for the third quarter of 2009 was $97,000 compared to $152,000 for the third quarter of 2008. The decrease in non-interest income between the respective quarters was primarily due to a $47,000 decrease in the fees earned on reverse mortgage loan originations. Non-interest income for the nine months ended September 30, 2009 and 2008 was $406,000 and $390,000, respectively.

Non-interest Expense. Non-interest expense for the third quarter of 2009 was $1.7 million, an increase of $233,000 from the third quarter of 2008. Salaries and employee benefits expense was $1.0 million in the third quarter of 2009, an increase of $46,000 from the third quarter of 2008. This increase was due primarily to higher overall levels of salaries and employer-paid benefits. Occupancy expense increased by $30,000 between the third quarter of 2009 and the third quarter of 2008 due to increases in our data processing expense associated with enhancements to our teller system. Other non-interest expenses increased by $157,000 during the third quarter of 2009 compared to the third quarter of 2008. Our expense for the Louisiana bank shares tax was approximately $82,000 higher in the third quarter of 2009 compared to the third quarter of 2008 due primarily to timing differences in our accruals. Our FDIC insurance assessment increased by $41,000 during the third quarter of 2009 due to an increase in our deposit base, and an increase in the annualized assessment rate, as well as the depletion of a one-time FDIC assessment credit established in December of 2006. This credit reduced our FDIC insurance assessment for the 2008 periods. In addition, the Bank incurred a $20,000 fee as it joined an ATM cooperative during the third quarter of 2009 that provides its customers with access to over 150 ATMs throughout the Gulf South region. For the nine month period ended September 30, 2009, non-interest expense was $5.2 million, an increase of $539,000 from the nine month period ended September 30, 2008. Salaries and benefits expense increased between the respective nine month periods by $320,000 due to an increase in our overall level of staffing and the implementation of our shareholder approved equity-based compensation plans. Our equity-based compensation plans were approved by our shareholders in February 2008, and therefore did not affect periods prior thereto. The average number of full-time equivalent employees for the first nine months of 2009 was 66, an increase of 5 full-time equivalent employees from the first nine months of 2008. Our FDIC insurance expense increased by $177,000, due primarily to an industry-wide second quarter 2009 special assessment, which amounted to $126,000 in our case, and the $41,000 increase for the current quarter which was discussed above.

Income Tax Expense. Income tax expense for the third quarter of 2009 was $315,000 compared to $354,000 for the third quarter of 2008. For the nine month periods ended September 30, 2009 and September 30, 2008, income tax expense was $1.0 million and $947,000, respectively. Although the Company reported a decrease of $58,000 in pre-tax income between the nine month periods ended September 30, 2009 and September 30, 2008, income tax expense increased due to adjustments in our deferred tax accounts.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2009, our cash and cash equivalents amounted to $11.1 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $67.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2009, we had certificates of deposit maturing within the next 12 months amounting to $90.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At September 30, 2009, we had $61.5 million in total borrowings, including $35.5 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At September 30, 2009, the Company had $154.6 million in additional funds available through the Federal Home Loan Bank.

In light of the Company’s regulatory capital, which is significantly in excess of well capitalized standards, and taking into consideration the Company’s projected earnings, asset growth, and business strategy, we have decided not to seek Federal funding through the U. S. Treasury Department’s Capital Purchase Program, although we believe we would be eligible for such funds.

The following table summarizes our contractual cash obligations at September 30, 2009.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$135,487	$90,559	$26,512	$18,416	$—
FHLB Advances and Other Borrowings	61,518	1,781	18,213	34,110	7,414

Total Long-Term Debt	197,005	92,340	44,725	52,526	7,414

Operating Lease Obligations	$203	$32	$62	$62	$47

Total Contractual Obligations	$197,208	$92,372	$44,787	$52,588	$7,461

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1)

July 1 - July 31, 2009	—	$—	—	142,295
August 1 - August 31, 2009	81,511	13.61	81,511	60,784
September 1 - September 30, 2009	29,159	13.90	29,159	31,625

Total	110,670	$13.69	110,670

(1)	On March 17, 2009, the Company announced a stock repurchase program to acquire 5%, or 272,008 shares of its common stock over a six month period. On September 16, 2009, the Company announced that it would extend the duration of its previously announced fourth repurchase program by three months to December 17, 2009.

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

LOUISIANA BANCORP, INC.

Date: November 12, 2009	By:	/S/ LAWRENCE J. LEBON, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 12, 2009	By:	/S/ JOHN LEBLANC
John LeBlanc
Senior Vice President and Chief Financial Officer