Form 10-K
period 2009-12-31
LOUISIANA BANCORP INC
filed 2010-03-25
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 4,337,466 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $13.35 for the common stock on June 30, 2009, as reported by the Nasdaq Stock Market, was approximately $57.9 million. Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 23, 2010: 4,572,329

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.

2009 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Louisiana Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Louisiana Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Louisiana Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Louisiana Bancorp, Inc. is engaged. Louisiana Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank currently operates out of three traditional bank branches located in the New Orleans, Louisiana metropolitan area. A fourth branch location, which was significantly damaged in 2005 by Hurricane Katrina, remains closed and our ability to operate from this location in the future is uncertain. During 2009, the Bank closed its loan production office located in Hammond, Louisiana in order to centralize our origination staff and focus our lending efforts in other markets. At December 31, 2009, the Bank had 64 full-time employees and four part-time employees. At December 31, 2009, 2008 and 2007, the Company had total assets of $329.8 million, $327.4 million, and $270.9 million, respectively. Net interest income during these periods was $10.6 million, $9.9 million and $7.9 million, and net income was $2.5 million, $2.7 million, and $2.6 million, respectively.

Since Hurricane Katrina made landfall on August 29, 2005, we, like every other business in metropolitan New Orleans, have expended considerable amounts of our time and resources in responding to the effects of Hurricane Katrina. The rebuilding and recovery efforts in metropolitan New Orleans are underway and are anticipated to continue for a considerable period of time. The effects of the national recession on our market have been tempered by these post-Katrina recovery projects, however, during 2009 the activity associated with the redevelopment of our residential areas peaked, and regional employment levels began to decline, as they have done nationally. The downturn in the national economy has led to job losses in both tourism and the petrochemical industries that form a significant part of our regional economy. Although the pace our recovery in our region has slowed due to local and national factors, the Bank believes there will continue to be significant long-term opportunities for it to participate in the rebuilding efforts in southern Louisiana through lending and other banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, other funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Dallas, the Federal Reserve, and commercial banks. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, multi-family residential and commercial real estate mortgage loans, home equity loans and lines of credit and other consumer loans. The Bank derives its income principally from interest earned on loans, mortgage-backed and other securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Bank of New Orleans’ primary expenses are interest expense on deposits and borrowings, and general operating expenses.

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area. Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land. Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area. Our total real estate loan portfolio has grown from $88.3 million at December 31, 2005, to $158.5 million at December 31, 2009. At December 31, 2009, our one-to four-family residential loans comprised 53.4% or $85.7 million of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 36.5% or $58.4 million of total loans. Home equity loans and lines of credit were $14.4 million, or 9.0% of the total loan portfolio at December 31, 2009.

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

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish and neighboring Orleans Parish. Jefferson and Orleans Parishes are the two largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”). The Bank’s market area was severely impacted by the devastation of Hurricane Katrina in August 2005. Floodwaters swept across 80% of Orleans Parish, and a significant portion of Jefferson Parish, causing property damage estimated to be excess of $125 billion. The damage to housing and commercial real estate in our market area, in addition to the roads and public utilities, contributed to a dramatic decline in the population of our primary market. Estimates from the U.S. Census Bureau indicate the combined population of Jefferson and Orleans Parishes was 905,894 in July 2005, and 632,990 in July 2006, reflecting a population decrease of 30.1% in the year following the storm. The latest data available from the U.S. Census bureau indicates a combined population of 748,034 as of July 2008, which reflects a population decrease of 17.4% from the pre-Katrina estimate.

The local economy in southern Louisiana is reliant on a variety of sectors. Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy. The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy. Government is a large employer in Orleans Parish due to substantial presence of U.S. Navy installations and other military operations. In addition, shipbuilding has been important to the economy of New Orleans. Service jobs represent the largest employment sector in both Jefferson and Orleans Parish. According to the Louisiana Department of Labor, the preliminary seasonally adjusted unemployment rate at December 31, 2009 for the state was 7.5%, an increase of 2.0% from December 31, 2008, while the national unemployment rate was 10.0%, reflecting an increase of 2.6% during the year. For the parishes of Jefferson and Orleans, the respective unemployment rates were 6.2% and 9.5% at December 31, 2009, and 4.9% and 7.7% at December 31, 2008. Employment levels in the state rose in the periods immediately following Hurricane Katrina due to the repopulation of the area, and the demand for labor created by the rebuilding efforts, and then leveled off in 2007 and 2008. In April of 2009, employment levels began to decline due to job losses in the petrochemical industries, tourism and construction.

The average price per square foot of single family residences sold in Orleans Parish during 2009 dropped by 9% from 2008, and prices in Jefferson Parish fell 4% during this same period. However, the average price per square foot of homes sold in the metropolitan area in 2009 remains higher than pre-Katrina levels, primarily due to the appreciation in price following the storm of the housing inventory that was quickly rebuilt or sustained minimal damage.

During 2009, there were 11,750 foreclosure actions filed in the state, reflecting an increase of 64.8% from 2008. In Orleans Parish there were 2,290 foreclosures filed in 2009 reflecting an increase of 20.6% from 2008, and 2,111 filings in Jefferson Parish reflecting an increase of 34.6% from 2008. On the nation level, there were 2.8 million foreclosure filings during 2009, an increase of 21.2% percent from 2008, and 119.0% from 2007.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. Based on the most recent data available through the FDIC, the Bank’s $179.0 million in deposits at June 30, 2009 represented a deposit market share of 0.90% for the parishes of Jefferson and Orleans, and a 0.67% market share for the seven parish New Orleans MSA. Of the 26 institutions operating in Jefferson and Orleans parishes, we rank 16th in terms of deposit market share. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies. The presence of a local executive management team experienced with the challenges associated with the region’s rebuilding efforts provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General. At December 31, 2009, our net loan portfolio totaled $158.4 million or 48.1% of total assets. Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In addition, the Bank originates home equity loans and lines of credits secured by residential real estate. Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans. We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$85,726	53.4%	$51,547	45.4%	$46,437	46.8%	$45,594	49.5%	$44,178	46.2%
Home equity loans and lines	14,389	9.0	10,297	9.1	8,702	8.8	8,511	9.2	9,164	9.6
Multi-family residential	9,423	5.9	7,859	6.9	7,435	7.5	6,759	7.3	6,939	7.3
Commercial real estate	47,798	29.8	39,700	35.0	32,234	32.5	26,802	29.1	27,386	28.7
Land loans	1,213	0.8	1,095	1.0	546	0.5	434	0.5	584	0.6

Total real estate loans	158,549	98.9	110,498	97.4	95,354	96.1	88,100	95.6	88,251	92.4

Consumer and other loans:
Student loans	485	0.3	1,398	1.2	2,133	2.1	2,654	2.9	5,682	5.9
Loans secured by deposits	478	0.3	283	0.2	530	0.5	520	0.6	428	0.5
Other	835	0.5	1,368	1.2	1,260	1.3	832	0.9	1,189	1.2

Total consumer loans	1,798	1.1	3,049	2.6	3,923	3.9	4,006	4.4	7,299	7.6

Total loans	$160,347	100.0%	$113,547	100.0%	99,277	100.0%	92,106	100.0%	95,550	100.0%

Less:
Deferred loan fees	240		359		376		390		341
Allowance for loan losses	1,661		1,952		1,999		2,292		2,760

Net loans	$158,446		$111,236		$96,902		$89,424		$92,449

(1)	For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages. We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2009, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four-Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(In Thousands)
Amounts due after December 31, 2009 in:
One year or less	$1,217	$46	$1,904	$1,954
After one year through two years	162	102	—	563
After two years through three years	1,687	634	329	—
After three years through five years	4,271	1,359	312	3,874
After five years through ten years	9,087	8,750	1,352	15,347
After ten years through 15 years	18,091	3,498	5,526	26,060
After 15 years	51,211	—	—	—

Total	$85,726	$14,389	$9,423	$47,798

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2009 in:
One year or less	$271	$363	$5,755
After one year through two years	—	525	1,352
After two years through three years	292	293	3,235
After three years through five years	—	129	9,945
After five years through ten years	516	488	35,540
After ten years through 15 years	134	—	53,309
After 15 years	—	—	51,211

Total	$1,213	$1,798	$160,347

The following table shows the dollar amount of our loans at December 31, 2009 due after December 31, 2010 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
Real Estate Loans:
One- to four-family residential	$60,887	$23,622	$84,509
Home equity loans & lines	5,510	8,833	14,343
Multi-family residential	7,519	—	7,519
Commercial real estate	45,844	—	45,844
Land loans	942	—	942
Consumer and other	872	563	1,435

Total	$121,574	$33,018	$154,592

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2009 was an $864,000 participation interest in a $3.8 million loan secured by commercial real estate in the French Quarter of New Orleans. At December 31, 2009, our total purchased interest in participation loans was $2.5 million, all of which were performing in accordance with their contractual terms.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates. We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $8.9 million at December 31, 2009. At December 31, 2009, the Bank’s five largest borrowers, and their related entities, have loan balances of $4.0 million, $3.0 million, $2.6 million, $2.6 million and $2.5 million, respectively, and all of such loans were performing in accordance with their terms.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$59,089	$13,473	$8,981
Home equity loans and lines	8,666	4,737	4,399
Multi-family residential	2,546	2,811	2,217
Commercial real estate	14,660	12,199	12,554
Land loans	304	944	460
Consumer and other	724	1,394	2,799

Total loan originations	85,989	35,558	31,410

Loans purchased(1)	—	2,133	8,357

Loans sold	(12,508)	(1,281)	(1,377)
Loan principal repayments	(25,108)	(22,140)	(31,219)

Total loans sold and principal repayments	(37,616)	(23,421)	(32,596)

Transfer to Other real estate owned	(1,573)	—	—
Increase due to other items, net(2)	410	64	307

Net increase in total loans	$47,210	$14,334	$7,478

(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2009, $85.7 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $41.5 million from December 31, 2005. Originations of one- to four-family loans were $59.1 million, $13.5 million, and $9.0 million, respectively, for the years ended December, 31, 2009, 2008 and 2007. During this three year period, our single-family residential real estate loans as a percentage of total loans increased from 46.8% at December 31, 2007, to 53.4% at December 31, 2009. The growth in our originations during 2009 was primarily due to increased refinancing activity due to a decline in mortgage rates, the Bank’s hiring of experienced mortgage loan originators during the third quarter of 2008, and the exodus of several national secondary market originators following the mortgage crisis of 2008. Another significant factor contributing to the growth of our single-family originations is the continued repopulation of our market area associated with the Hurricane Katrina recovery.

Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae, and non-conforming “jumbo” loans, which have principal balances in excess of the Fannie Mae limit of $417,000. Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan. Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years. With the exception of those 30-year mortgage loans that are secondary market eligible, we generally retain a substantial portion of the single-family residential mortgage loans that we originate. During the current year, we have focused our origination efforts on increasing our production of adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually. The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio. We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal. At December 31, 2009, $23.6 million, or 27.9%, of our one- to four-family residential loan portfolio maturing after December 31, 2010 consisted of ARM loans. In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that closes and funds the loan.

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

Home Equity Loans and Lines of Credit. In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages. At December 31, 2009, our total home equity loans and lines of credit were $14.4 million, an increase of $4.1 million from December 31, 2008. Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years. Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index. In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures. At December 31, 2009, the unused portion of our home equity lines of credit was $8.1 million. In addition to the traditional equity loans offered by the Bank with maximum LTV limits of 80%, the Bank offers equity loans through the FHA Title 1 program that may exceed 100% of the property’s market value. These FHA Title 1 loans are limited to loans of $25,000 or less, and provide the lender with a guarantee of 90% of the loan’s outstanding balance.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2009, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $58.4 million or 36.5% of our total loan portfolio. Our aggregate multi-family residential, commercial real estate and land loans increased by $9.8 million, from December 31, 2008 to December 31, 2009, and by $23.5 million from December 31, 2005 to December 31, 2009.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. At December 31, 2009, our multi-family residential real estate loans were $9.4 million or 5.9% of our total loan portfolio, and consist primarily of loans secured by properties with 20 or fewer rental units. The average outstanding balance of our multi-family residential loans was $410,000, with our largest multi-family residential loan having a balance of $2.3 million at December 31, 2009. Our commercial real estate loans comprised 29.8% of our total loan portfolio, and had an aggregate balance of $47.8 million at December 31, 2009. The five largest commercial real estate loans outstanding at year end 2009 were $2.6 million, $2.4 million, $2.3 million, $2.0 million and $1.3 million, and all of such loans were performing in accordance with all their terms.

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

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. At December 31, 2009, the Bank did not have any outstanding loans for the construction of multi-family residential properties or commercial properties. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on loans in our market area to borrowers who have established reputations and/or with whom we have established relationships.

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer and other loans amounted to $1.8 million or 1.1% of our total loan portfolio at December 31, 2009. Our consumer loans include student loans, loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit. Our commercial loans and lines of credit at December 31, 2009 amounted to $463,000.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. During 2009 we charged-off $10,000 in consumer loans, compared to $2,000 in 2008.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Bank of New Orleans have the authority within specifically identified limits to approve new loans. Our Commercial Lending Committee (comprised of our President, Chief Financial Officer, Commercial Loan Manager and two outside directors) has authority to approve multi-family residential, commercial real estate and land loans in amounts up to $750,000. Our Loan Committee (comprised of our President, Chief Financial Officer, Residential Loan Manager and Consumer Loan Manager) has authority to approve single-family residential mortgage loans which conform to Fannie Mae or Freddie Mac guidelines and consumer loans up to $100,000. All other loans must be approved by the Board of Directors of Bank of New Orleans.

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

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment. As of December 31, 2009 and 2008, our recorded investment in impaired loans was $1.0 million and $520,000, respectively.

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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At December 31, 2009 and 2008, our recorded investment in assets classified as “substandard” was $580,000 and $71,000 respectively. At December 31, 2009, we had loss allowances of $90,000 established against these loans, compared to no allowances at December 31, 2008. We had $130,000 in assets designated as “special mention” at December 31, 2009, compared to $1.1 million in assets designated as “special mention” at December 31, 2008.

Delinquent Loans. At December 31, 2009, we had $379,000 in delinquent loans, compared to $2.2 million at December 31, 2008. Included in the $2.2 million of delinquent loans at December 31, 2008 were two loans to a single borrower with a combined balance of $1.2 million, which were transferred to other real estate owned during 2009 at a fair market value of $1.0 million. In addition, at December 31, 2008, we had one delinquent commercial real estate construction loan with a total funded balance of $950,000, which was classified as an “in-substance foreclosure” during 2009, and was included in other real estate owned at December 31, 2009 at a fair market value of $553,000. This loan represents our participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana.

The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2009				December 31, 2008
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential	1	$228	—	$—	2	$1,062	—	$—
Home equity loans and lines	6	151			1	189
Multi-family residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—			1	950
Land	—	—			—	—
Consumer and other	—	—	—	—	1	1	—	—

Total delinquent loans	7	$379	—	$—	5	$2,202	—	$—

Delinquent loans to total net loans		0.24%		—%		1.98%		—%

Delinquent loans to total loans		0.24%		—%		1.94%		—%

Non-Performing Loans and Real Estate Owned. Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest. At December 31, 2009, the largest components of our non-performing loans were a single multi-family residential loan of $515,000, against which a $90,000 loss allowance was established, and an aggregate principal balance of $357,000 in sixteen loans that were placed in non-accrual status following Hurricane Katrina. These sixteen loans are primarily composed of home equity loans and lines of credit. At December 31, 2009, all sixteen of these accounts were current with respect to their contractual obligations; however, uncertainty remains with respect to the borrower’s ability to repay all amounts due over the life of the loan. Therefore, as per Bank policy, these loans remain in non-accrual status.

For the years ended December 31, 2009 and 2008, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $12,000 and $4,500, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accruing loans:
Real Estate loans:
One- to four-family residential	$36	$52	$46	$302	$1,481
Home equity loans and lines	378	389	353	542	579
Multi-family residential	515	—	—	—	—
Commercial real estate	—	—	299	12	—
Land loans	—	—	—	—	—
Consumer and other	74	79	144	19	53

Total non-accruing loans	1,003	520	842	875	2,113

Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	—	—	—	—	908
Home equity loans and lines	—	—	—	—	614
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	660
Land loans	—	—	—	—	—
Consumer and other	—	—	—	—	193
Total accruing loans 90 days or more past due	—	—	—	—	2,375

Total non-performing loans(1)	1,003	520	842	875	4,488

Real estate owned, net	1,573	—	—	—	—

Total non-performing assets	$2,576	$520	$842	$875	$4,488

Total non-performing loans as a percentage of loans, net	0.63%	0.47%	0.87%	0.98%	4.85%

Total non-performing loans as a percentage of total assets	0.30%	0.16%	0.31%	0.40%	1.86%

Total non-performing assets as a percentage of total assets	0.78%	0.16%	0.31%	0.40%	1.86%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

The bank recorded charge-offs of $628,000 during 2009 compared to $4,000 during 2008. This increase is primarily attributed to two loan relationships that were transferred to other real estate owned during the year. The first of these relationships consists of a first mortgage loan and a home equity line secured by a single-family residence located in our market area. During 2009, $232,000 was charged off against our allowance for loan loss with respect to these loans. The second significant loan charge-off during 2009 pertains to our participation interest in a $170.0 million real estate construction loan secured by a mixed-use commercial and residential project located in Baton Rouge, Louisiana. We are participated in this loan as part of the Shared National Credit Program. This loan represents our only shared national credit. During the third quarter of 2009, this loan was determined to be an “in-substance” foreclosure and our investment was classified as other real estate owned with a fair market value of $553,000. At the time of reclassification, the Bank charged-off $396,000 against the allowance for loan losses allocated to this loan.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Total loans outstanding at end of period	$160,347	$113,547	$99,277	$92,106	$95,550
Allowance for loan losses, beginning of period	1,952	1,999	2,292	2,760	515
Provision (recovery) for loan losses	337	(43)	(268)	(458)	2,250
Charge-offs:
Real Estate loans:
One- to four-family residential	31	—	38	—	—
Home equity loans and lines	191	2	4	7	4
Multi-family residential	—	—	—	—	—
Commercial real estate	396	—	—	—	—
Land loans	—	—	—	—	—
Consumer and other	10	2	—	4	5

Total charge-offs	628	4	42	11	9

Recoveries on loans previously charged off	—	—	17	1	4

Allowance for loan losses, end of period	$1,661	$1,952	$1,999	$2,292	$2,760

Allowance for loan losses as a percent of non-performing loans	165.60%	375.38%	237.41%	261.94%	61.50%

Allowance for loan losses as a percent of total loans	1.04%	1.72%	2.01%	2.49%	2.89%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.47%	—%	—%	—%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$726	53.4%	$91	45.4%	$106	46.8%	$282	49.5%	$736	46.3%
Home equity loans and lines	273	9.0	210	9.1	238	8.8	428	9.2	370	9.6
Multi-family residential	167	5.9	2	6.9	1	7.5	1	7.3	1	7.3
Commercial real estate	397	29.8	49	35.0	57	32.5	44	29.1	64	28.7
Land loans	10	0.8	2	1.0	1	0.5	1	0.5	1	0.5
Consumer and other	88	1.1	98	2.6	96	3.9	36	4.4	88	7.6
Unallocated	—	—	1,500	—	1,500	—	1,500	—	1,500	—

Total	$1,661	100.0%	$1,952	100.0%	$1,999	100.0%	$2,292	100.0%	$2,760	100.0%

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

At December 31, 2009, our investment and mortgage-backed securities amounted to $157.1 million in the aggregate or 47.6% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $117.3 million or 74.7% of the securities portfolio at December 31, 2009. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.

At December 31, 2009, we had an aggregate of $188,000 in gross unrealized losses on our investment and mortgage-backed securities portfolio. Such unrealized losses reflect a decline in market value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Pursuant to FASB ASC 320-10, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2009, we had $62.5 million of securities classified as available for sale, $94.5 million of securities classified as held to maturity and no securities classified as trading account. During the year ended December 31, 2009, we sold an aggregate of $13.4 million of available-for-sale securities at a gain of $406,000.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies. At December 31, 2009, $77,000 of our mortgage-backed securities were CMOs. At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2009		2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$25,864	$27,079	$52,660	$54,159	$32,040	$32,168
U.S. government and agency obligations	35,267	35,445	25,405	25,932	40,138	40,468

Total Securities AFS	61,131	62,524	78,065	80,091	72,178	72,636

Securities Held to Maturity:
Mortgage-backed securities	90,194	94,430	117,322	121,050	74,693	75,516
U.S. government and agency obligations	3,000	2,985	3,000	3,001	3,500	3,534
Municipal obligations	1,352	1,384	3,107	3,204	3,450	3,572

Total Securities HTM	94,546	98,799	123,429	127,255	81,643	82,622

Total Mortgage-Backed and Investment Securities	$155,677	$161,323	$201,494	$207,346	$153,821	$155,258

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2009 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
Available-for-Sale:
Mortgage-backed securities	$—	$7,270	$5,339	$14,470	$27,079
U.S. government and agency obligations	—	35,445	—	—	35,445
Municipal obligations	—	—	—	—	—

Total	$—	$42,715	$5,339	$14,470	$62,524

Weighted Average Yield	—%	2.54%	5.18%	5.09%	3.36%

Held to Maturity:
Mortgage-backed securities	$10	$3,897	$12,875	$73,412	$90,194
U.S. government and agency obligations	—	3,000	—	—	3,000
Municipal obligations	—	1,352	—	—	1,352

Total	$10	$8,249	$12,875	$73,412	$94,546

Weighted Average Yield	7.03%	3.86%	4.98%	4.97%	4.88%

Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$10	$11,167	$18,214	$87,882	$117,273
U.S. government and agency obligations	—	38,445	—	—	38,445
Municipal obligations	—	1,352	—	—	1,352

Total	$10	$50,964	$18,214	$87,882	$157,070

Weighted Average Yield	7.03%	2.75%	5.04%	4.99%	4.27%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2009	2008	2007
	(In Thousands)
Fixed-rate:
Available for sale	$27,079	$54,159	$32,168
Held to maturity	74,446	100,555	66,139

Total fixed-rate	101,525	154,714	98,307

Adjustable-rate:
Available for sale	—	—	—
Held to maturity	15,748	16,767	8,554

Total adjustable-rate	15,748	16,767	8,554

Total mortgage-backed securities	$117,273	$171,481	$106,861

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2009 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2009 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$—	0.00%	$7,270	4.59%	$5,339	5.18%	$14,470	5.09%
Held to maturity	10	7.03%	3,897	4.92%	12,651	5.01%	57,888	5.20%

Total fixed-rate	10	7.03%	11,167	4.71%	17,990	5.06%	72,358	5.18%

Adjustable-rate:
Available for sale	—		—		—	—	—
Held to maturity	—		—		224	3.21%	15,524	4.14%

Total adjustable-rate	—		—		224	3.21%	15,524	4.14%

Total	$10	7.03%	$11,167	4.71%	$18,214	5.04%	$87,882	4.99%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2009, 28.1% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”. Total certificates of deposit at December 31, 2009 were $135.6 million, an increase of $22.3 million, from December 31, 2008.

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

We do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs,” or use brokers to obtain deposits. At December 31, 2009, our jumbo CDs amounted to $43.0 million, of which $31.0 million are scheduled to mature within twelve months. During 2009, jumbo CDs increased by $13.7 million which we attribute to the FDIC temporarily raising their basic coverage limit to $250,000 through December 31, 2013.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$1,111	0.6%	—	—
1.00% – 1.99%	55,776	29.6	$2,720	1.7%	$2,061	1.4%
2.00% – 2.99%	32,870	17.4	38,311	23.9	746	0.5
3.00% – 3.99%	28,363	15.0	42,934	26.7	16,261	11.3
4.00% – 4.99%	17,273	9.2	29,014	18.1	64,834	45.1
5.00% – 5.99%	222	0.1	386	0.2	9,639	6.7

Total certificate accounts	135,615	71.9	113,365	70.6	93,541	65.0

Savings accounts	18,328	9.7	18,017	11.2	20,052	14.0
Checking:
Interest bearing	19,789	10.5	19,755	12.3	21,487	15.0
Non-interest bearing	7,893	4.2	4,219	2.6	3,099	2.2
Money market	6,997	3.7	5,233	3.3	5,450	3.8

Total savings and transaction accounts	53,007	28.1	47,224	29.4	50,088	35.0

Total deposits	$188,622	100.00%	$160,589	100.00%	$143,629	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Account	$18,513	$93	0.50%	$18,373	$92	0.50%	$24,349	$123	0.51%
Checking	19,417	53	0.27	20,413	56	0.27	20,799	57	0.27
Money market	5,512	31	0.56	5,249	30	0.57	5,830	33	0.57
Certificates of deposit	125,862	3,537	2.81	100,478	3,751	3.73	95,611	3,953	4.13

Total interest-bearing Deposits	$169,304	$3,714	2.19%	$144,513	$3,929	2.72%	$146,589	$4,166	2.84%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Beginning balance	$160,589	$143,629	$150,335

Net increase (decrease) before interest credited	25,092	13,934	(9,935)
Interest credited	2,941	3,026	3,229

Net increase (decrease) in deposits	28,033	16,960	(6,706)

Ending balance	$188,622	$160,589	$143,629

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2009.

	Balance at December 31, 2009 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In Thousands)
Less than 1.00%	$1,111	$—	$—	$—	$1,111
1.00% – 1.99%	55,040	736	—	—	55,776
2.00% – 2.99%	22,982	6,915	2,954	19	32,870
3.00% – 3.99%	3,894	6,016	267	18,186	28,363
4.00% – 4.99%	5,829	3,631	7,297	516	17,273
5.00% – 5.99%	214	8	—	—	222

Total certificate accounts	$89,070	$17,306	$10,518	$18,721	$135,615

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2009 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2010	$23,771	1.69%
June 30, 2010	4,905	1.80
September 30, 2010	4,185	1.95
December 31, 2010	2,320	2.27
After December 31, 2010	14,728	3.54

Total certificates of deposit with balances of $100,000 or more	$49,909	2.30%

Borrowings. We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2009, we had $37.8 million in outstanding FHLB advances and $151.1 million of additional FHLB advances available. At such date, $2.6 million of our FHLB advances mature within one year. In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding. These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to 5 years. These borrowings are secured by the pledge of US Government or US Agency debt instruments. At December 31, 2009, the Bank had other borrowings of $26.0 million. Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank. At December 31, 2009, we had no borrowings from the Federal Reserve Bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$65,061	$51,790	$31,218
Maximum amount outstanding at any month-end during the period	70,049	77,171	35,443
Balance outstanding at end of period	63,810	76,660	34,416
Average interest rate during the period	3.94%	3.93%	4.45%
Weighted average interest rate at end of period	3.85%	3.40%	4.55%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2009, we had 64 full-time and 4 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

Holding Company Activities. Louisiana Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Bank of New Orleans is required to notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

In addition, the ESSA provided for a temporary increase in the Federal Deposit Insurance Corporation’s coverage limits on most accounts from $100,000 to $250,000, until the end of 2009. On May 20, 2009, this temporary increase was extended by President Barack Obama through December 31, 2013. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the June 30, 2010, and to guarantee certain unsecured debt of financial institutions and their holding companies through December 31, 2012. The Transaction Account Guarantee Program (“TAGP”) provides unlimited coverage for non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 15 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. The Bank has opted to participate in the TAGP. The Debt Guarantee Program (“DGP”) temporarily guarantees certain newly issued unsecured debt through June 30, 2012. The Bank does not participate in the DGP.

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

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted of the institution’s individual CAMELS component rating plus either five financial ratios or, in the case of an institution with assets of $10.0 billion of more, the average ratings of its long-term debt. In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk based assessment system. Well capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III, and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively. Changes to the risk based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate for the fourth quarter of 2009 was 0.00265% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository’s total assets less Tier 1 capital, as of June 30, 2009. The FDIC collected this special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $126,000, which was expensed in the third quarter of fiscal 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012. The new regulations base the assessment rate for the fourth quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we made a payment of $646,000 to the FDIC on December 30, 2009, of which $37,000 was expensed as our fourth quarter 2009 deposit insurance premium, and the remaining $609,000 was recorded as a prepaid expense, which will be amortized over the next three years.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Bank of New Orleans had no intangible assets at December 31, 2009. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank of New Orleans’ regulatory capital.

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

At December 31, 2009, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 18.2%, 18.2% and 41.5%, respectively.

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

At December 31, 2009, Bank of New Orleans was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2009.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$59,589	41.47%	$11,495	8.00%	$14,369	10.00%	$45,220	31.47%
Tier 1 risk-based capital	58,261	40.55	5,748	4.00	8,622	6.00	49,639	34.55
Tier 1 leverage Capital	58,322	18.20	9,615	3.00	16,026	5.00	42,296	13.20

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

At December 31, 2009, Bank of New Orleans met the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2009, Bank of New Orleans was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2009, Bank of New Orleans had $37.8 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2009, Bank of New Orleans had $2.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2009, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General. Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2005 have been closed for purposes of examination by the Internal Revenue Service. As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2009, the total federal pre-1988 reserve was approximately $1.4 million. The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2009, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year 2009, the Company’s Louisiana Shares Tax expense was $211,000.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans. In addition, we originate loans for the construction of residential and commercial use properties, although at December 31, 2009 there were no construction loans in our loan portfolio. Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2009, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $17.8 million, or 30.5% of total commercial real estate, multi-family residential and land loans and 11.1% of our total loan portfolio at such date. In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. During 2009, we had a $1.0 million participation interest in a $170.0 million construction loan for a mixed-use development located in Baton Rouge, Louisiana that was deemed to be an “in substance” foreclosure and transferred to other real estate owned. At the time of transfer the Bank recorded a $396,000 charge-off against its recorded investment in the asset. See Item 1, “Business—Asset Quality—Delinquent Loans”, for additional information.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Our net interest spread was 2.62% for the year ended December 31, 2009 compared to 2.50% for the year ended December 31, 2008. During 2009, the rate at which our weighted average rate paid on interest-bearing liabilities declined outpaced the decrease in the weighted average yield of our interest-earning assets resulting in an increase in the net interest spread. We may not be able to further decrease the weighted average rate paid on interest-bearing liabilities in a rising rate environment. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Any future Federal Deposit Insurance Corporation insurance premiums or special assessments will adversely impact our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $126,000 during the year ended December 31, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 31, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we made a payment of $646,000 to the FDIC on December 30, 2009, of which $37,000 was expensed as our fourth quarter 2009 deposit insurance premium, and the remaining $609,000 was recorded as a prepaid expense, which will be amortized over the next three years.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2009, we conducted business from our main office and two full-service banking offices. Our fourth banking office, located on Robert E. Lee Boulevard in New Orleans, remains closed due to flood damage incurred during Hurricane Katrina, and it is uncertain whether we will re-open this office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2009. We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned		Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
				(Dollars In Thousands)
Main Office:
1600 Veterans Boulevard
Metairie, Louisiana 70005	Owned		n/a	$1,276	$110,979	(1)

Branch Offices:
4401 Transcontinental Drive
Metairie, Louisiana 70006	Owned	(2)	3/31/2016	201	39,815

5435 Magazine Street
New Orleans, Louisiana 70115	Owned		n/a	226	23,411

1522 Robert E. Lee Boulevard
New Orleans, Louisiana 70122	Leased		6/30/2009	—	14,417	(3)

1510 Robert E. Lee Boulevard
New Orleans, Louisiana	Owned	(4)	n/a	94	—

Total				$1,797	$188,622

(1)	All IRA deposits are assigned to the Main office.
(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.
(3)	The deposits for the Robert E. Lee office have been temporarily re-assigned to the main office for regulatory reporting purposes as the Robert E. Lee office has been temporarily closed since August 2005 due to flood damage from Hurricane Katrina.
(4)	During 2009, we acquired the property adjacent to our branch office in order to provide additional parking.

Item 3.	Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of New Orleans.

Item 4.	(Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”. The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007. As of the close of business on December 31, 2009, there were 4,764,322 shares of common stock outstanding, held by approximately 280 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2009	$14.95	14.00	$—
September 30, 2009	14.25	13.25	—
June 30, 2009	14.25	12.75	—
March 31, 2009	12.93	12.05	—
December 31, 2008	12.88	11.61	—
September 30, 2008	13.06	12.15	—
June 30, 2008	13.15	11.45	—
March 31, 2008	11.73	9.98	—

The Company did not sell any of its equity securities during 2009 that were not registered under the Securities Act of 1933. For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b) Not applicable.

(c) The Company’s repurchases of its common stock made during the quarter ended December 31, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
October 1, 2009 – October 31, 2009	23,478	$14.23	23,478	8,147
November 1, 2009 – November 30, 2009	228,621	14.19	228,621	37,934
December 1, 2009 – December 31, 2009	183,369	14.41	183,369	100,052

Total	435,468	$14.28	435,468

Notes to table above:

(1)	On March 17, 2009, the Company announced a stock repurchase program to acquire 5%, or 272,008 shares of its common stock over a six month period. On September 16, 2009, the Company announced it would extend the duration of repurchase program by three months to December 17, 2009. The repurchase program was completed on November 9, 2009.
(2)	On October 29, 2009, the Company announced a fifth stock repurchase program to acquire 258,408 shares, or 5% of its outstanding common stock over a six-month period, commencing with the conclusion of the Company’s previously announced fourth repurchase program.
(3)	On December 8, 2009, the Company announced a sixth stock repurchase program to acquire 245,487 shares, or 5% of its outstanding common stock over a six-month period.

Item 6.	Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc. You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$329,779	$327,449	$270,944	$219,726	$240,904
Cash and cash equivalents	4,735	4,974	11,648	3,825	17,967
Investment securities:
Available-for-sale	35,445	25,932	40,468	21,676	19,753
Held-to-maturity	4,352	6,107	6,950	3,744	3,946
Mortgage-backed securities:
Available-for-sale	27,079	54,159	32,168	34,015	43,568
Held-to-maturity	90,194	117,322	74,693	57,545	55,243
Loans receivable, net	158,446	111,236	96,902	89,424	92,449
Deposits	188,622	160,589	143,629	150,335	157,245
Borrowings	63,810	76,660	34,416	35,242	50,313
Shareholders’ equity	73,348	85,727	89,870	29,198	26,912
Banking offices(1)	4	5	4	4	4

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$16,832	$15,837	$13,423	$12,249	$11,215
Total interest expense	6,277	5,963	5,556	5,334	4,915

Net interest income	10,555	9,874	7,867	6,915	6,300
Provision (recovery) for loan losses	337	(43)	(268)	(458)	2,250

Net interest income after provision (recovery) for loan losses	10,218	9,917	8,135	7,373	4,050
Total non-interest income	836	526	501	513	611
Total non-interest expense	7,090	6,402	4,867	4,887	4,423

Income before income taxes	3,964	4,041	3,769	2,999	238
Income taxes	1,430	1,297	1,128	976	36

Net income	$2,534	$2,744	$2,641	$2,023	$202

Earnings per share (basic)(2)	$0.54	$0.49	$0.94	N/A	N/A
Earnings per share (diluted)(2)	$0.54	$0.49	$0.94	N/A	N/A

Selected Operating Ratios(3):
Average yield on interest-earning assets	5.30%	5.53%	5.69%	5.44%	4.97%
Average rate on interest-bearing liabilities	2.68	3.04	3.12	2.74	2.46
Average interest rate spread(4)	2.62	2.50	2.56	2.70	2.51
Net interest margin(4)	3.32	3.43	3.33	3.07	2.79
Average interest-earning assets to average interest-bearing liabilities	135.63	145.81	132.71	115.83	112.84
Net interest income after provision for loan losses to non-interest expense	144.12	154.90	167.84	153.76	91.57
Total non-interest expense to average assets	2.18	2.19	2.00	2.06	1.90
Efficiency ratio(5)	62.24	61.56	58.06	65.36	64.00
Return on average assets	0.78	0.94	1.09	0.87	0.09
Return on average equity	3.16	3.09	4.65	7.21	0.73
Average equity to average assets	24.71%	30.27%	23.40%	12.04%	11.82%

(Footnotes on next page)

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.63%	0.47%	0.87%	0.98%	4.85%
Non-performing assets as a percent of total assets(7)	0.78	0.16	0.31	0.40	1.86
Non-performing assets and troubled debt restructurings as a percent of total assets(7)	0.78	0.16	0.31	0.40	1.86
Allowance for loan losses as a percent of non-performing loans	165.60	375.38	237.41	261.94	61.50
Allowance for loan losses as a percent of total loans	1.04	1.72	2.01	2.49	2.89
Net charge-offs to average loans receivable	0.47	—	—	—	—

Capital Ratios(6):
Tier 1 leverage ratio	18.20	18.35	23.52	13.51	11.47
Tier 1 risk-based capital ratio	40.55	47.99	57.72	32.80	28.86
Total risk-based capital ratio	41.47%	49.24%	58.97%	34.06%	30.12%

(1)	Our branch on Robert E. Lee Boulevard in New Orleans has been temporarily closed since Hurricane Katrina hit on August 29, 2005. At December 31, 2008, total banking offices includes a loan production office in Hammond, Louisiana which was closed in 2009.
(2)	Earnings per share data for 2007 is elevated because the denominator was reduced due to the abbreviated period.
(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(4)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable. Capital ratios are for the Bank only.
(7)	Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana. We currently operate three banking offices in Jefferson and Orleans Parishes. Our fourth banking office has been closed since Hurricane Katrina in August 2005, and it is uncertain whether we will re-open this office in the future. During 2009, our loan production office located in Hammond, Louisiana was closed. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities. At December 31, 2009, we had total assets of $329.8 million, including $158.4 million in net loans and $157.1 million of mortgage-backed and other investment securities, total deposits of $188.6 million and shareholders’ equity of $73.3 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income. During 2009, 2008 and 2007, our originations of single-family residential mortgage loans totaled $59.1 million, $13.5 million, and $9.0 million, respectively. The growth in our originations during 2009 was due primarily to increased refinancing activity due to a decline in mortgage rates, the Bank’s hiring of experienced mortgage loan originators during the third quarter of 2008, and the exodus of several national secondary market originators following the mortgage crisis of 2008. Another significant factor contributing to the growth of our single-family originations is the continued repopulation of our market area associated with the Hurricane Katrina recovery.

Approximately six years ago, we determined to revise our lending strategy in order to increase our originations of multi-family residential, commercial real estate and land loans. In the aggregate, our originations of these types of loans were $17.5 million, $16.0 million, and $15.2 million, respectively, for the periods ended December 31, 2009, 2008 and 2007. Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2009, we had seven loans with an aggregate principal balance of $379,000 that were 30 to 89 days delinquent, compared to five loans with an aggregate principal balance of $2.2 million at December 31, 2008. During 2009, the three largest delinquent loans at December 31, 2008, in the amount of $2.2 million, were transferred to other real estate owned. We anticipate that the current national economic crisis will lead to additional job losses in our market area in the next twelve months, and will likely create additional delinquencies. Our non-performing loans were $1.0 million, $520,000 and $842,000, respectively, at December 31, 2009, 2008 and 2007. Total non-performing assets were $2.6 million, $520,000 and $842,000, respectively, at such dates. The increase in non-performing assets between December 31, 2009 and December 31, 2008 was due solely to the additions to other real estate owned referenced earlier in this paragraph.

Our total mortgage-backed securities and investment securities portfolio was $157.1 million or 47.6% of our total assets at December 31, 2009. These securities are comprised of US agency issued obligations and do not include “private label” securities. Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral. The market value of our securities may decline in the future due to an increase in the level of interest rates. However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected. We do not purchase securities for speculative or trading purposes.

At December 31, 2009, our total deposits were $188.6 million, an increase of $28.0 million from December 31, 2008, and $45.0 million from December 31, 2007. We attribute these increases to our advertising efforts which have emphasized the strength of our institution, as measured in terms of total capital, and the FDIC’s temporary increase in their maximum deposit insurance coverage limits to $250,000 through December 2013. The Bank does participate in the FDIC’s Transaction Account Guarantee Program which provides unlimited coverage to non-interest bearing demand deposits through June 30, 2010. We do not believe the expiration of this program will have a material negative effect on our total deposits. We have elected to not participate in the FDIC’s Debt Guarantee Program, which temporarily guarantees certain newly issued unsecured debt through June 30, 2012, due to the liquidity available to us through the deposit market.

Our total equity capital at December 31, 2009, was $73.3 million. Our average equity to average assets ratio was 24.7% for the period ended December 31, 2009. The Bank’s capital ratios exceed all regulatory guidelines, and the Bank was deemed to be “well-capitalized” as of December 31, 2009. Due to the level of capital supporting our balance sheet, the Bank elected to not participate in the US Treasury’s Troubled Asset Relief Program.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we continue to grow and expand our operations. In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form. For the years ended December 31, 2009, 2008 and 2007, the cost of our Employee Stock Ownership Plan was $343,000, $307,000, and $136,000, respectively. The ESOP did not exist in periods prior to July 2007. Compensation expense related to our stock option plan and recognition and retention awards were $751,000 and $626,000, during 2009 and 2008. These equity compensation plans were approved by our shareholders in February 2008. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain highlights of our business strategy:

•

Growing Our Loan Portfolio. We intend to grow our loan portfolio by increasing our originations of residential and commercial mortgage loans through referrals from our branch network and existing customers, increased use of media advertising, and recruiting highly qualified, experienced loan originators. We may consider the purchase of additional participation interests in loans that meet our underwriting standards. In addition to facilitating loan growth, such purchases may lessen the geographic concentration of our loans.

•

Expanding our Market Area. We intend to pursue opportunities to expand our market area by opening additional banking offices, including loan production offices. We may consider acquisitions of other financial institutions (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus our expansion efforts on contiguous markets to the west of Jefferson Parish and on the north shore of Lake Pontchartrain.

•

Maintaining Asset Quality. Despite the negative effects of Hurricane Katrina, and more recently, the national recession, we remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses. While the ratio of our non-performing assets to total assets increased during 2009, it was only 0.78% at December 31, 2009.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a positive 1.05% at December 31, 2009.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$20,951	$7,920	$15,619	$44,952	$34,315	$36,552	$160,309
Investment securities	2,846	10,496	7,725	13,245	1,909	—	36,221
Mortgage-backed securities	8,137	10,087	14,676	40,438	19,685	19,118	112,141
Other interest-earning assets	4,512	198	99	198	—	—	5,007

Total interest-earning assets	36,446	28,701	38,119	98,833	55,909	55,670	313,678

Interest-bearing liabilities:
Passbook accounts	$—	$—	$—	$—	$—	$18,328	$18,328
Checking accounts	—	—	—	—	—	19,789	19,789
Money market accounts	6,997	—	—	—	—	—	6,997
Certificate accounts	48,113	21,616	19,341	27,822	18,723	—	135,615
Borrowings	2,384	386	1,049	32,100	20,546	12,135	68,600

Total interest-bearing Liabilities	57,494	22,002	20,390	59,922	39,269	50,252	249,329

Interest-earning assets less interest-bearing liabilities	$(21,048)	$6,699	$17,729	$38,911	$16,640	$5,418	$64,349

Cumulative interest-rate sensitivity gap(3)	$(21,048)	$(14,349)	$3,380	$42,291	$58,931	$64,349

Cumulative interest-rate gap as a percentage of total assets at December 31, 2009	(6.55)%	(4.47)%	1.05%	13.17%	18,35%	20.03%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2009	63.39%	81.95%	103.38%	126.46%	129.60%	125.81%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis. In addition to our internal NPV calculation, the Office of Thrift Supervision (“OTS”) prepares a quarterly calculation based on certain repricing and prepayments assumptions that may differ from our internal expectations. Therefore, the results of the OTS NPV calculation, and our internal calculation, may differ with respect to the magnitude of the change in NPV for a given interest rate scenario. The following table sets forth the NPV as of December 31, 2009, as calculated by the OTS model, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$52,204	$(21,612)	(29)%	16.78%	(5.00)%
200	60,525	(13,291)	(18)	18.86	(2.92)
100	67,843	(5,973)	(8)	20.53	(1.26)
Static	73,816	—		21.78	—
(100)	77,707	3,891	5	22.52	0.74

Based on the guidelines found in OTS Thrift Bulletin 13a (“TB-13a”), the interest rate risk sensitivity measure for the Bank was 292 basis points at December 31, 2009. This sensitivity measure is considered in conjunction with the Bank’s post-shock capital ratio of 18.86%, in arriving at a minimal level of interest rate risk as per TB13a. In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2009.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)
200bp	$9,512	$(52)	(0.54)%
Static	9,564
(100)	9,406	(158)	(1.65)

The above table indicates that as of December 31, 2009, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2010 would be expected to decrease by $52,000 or 0.54% to $9.5 million.

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

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$133,498	$8,400	6.29%	$103,512	$7,010	6.77%	$93,098	$6,421	6.90%
Mortgage-backed securities	146,962	7,637	5.20	129,669	6,591	5.08	91,478	4,376	4.78
Investment securities	26,384	723	2.74	42,436	1,924	4.53	33,745	1,689	5.01
Other interest-earning assets	11,033	72	0.65	10,619	312	2.94	17,647	937	5.31

Total interest-earning assets	317,877	16,832	5.30%	286,236	15,837	5.53%	235,968	13,423	5.69%

Non-interest-earning assets	6,636			6,715			6,843

Total assets	$324,513			$292,951			$242,811

Interest-bearing liabilities:
Passbook, checking and money market accounts	43,442	177	0.41	44,035	178	0.40	50,978	213	0.42
Certificate accounts	125,862	3,537	2.81	100,478	3,751	3.73	95,611	3,953	4.13

Total deposits	169,304	3,714	2.19	144,513	3,929	2.72	146,589	4,166	2.84
Borrowings	65,061	2,563	3.94	51,790	2,034	3.93	31,218	1,390	4.45

Total interest-bearing liabilities	234,365	6,277	2.68%	196,303	5,963	3.04%	177,807	5,556	3.12%

Non-interest-bearing liabilities	9,954			7,972			8,178

Total liabilities	244,319			204,275			185,985
Stockholders’ Equity	80,194			88,676			56,826

Total liabilities and Stockholders’ Equity	$324,513			$292,951			$242,811

Net interest-earning assets	$83,512			$89,933			$58,161

Net interest income; average interest rate spread		$10,555	2.62%		$9,874	2.50%		$7,867	2.56%

Net interest margin(2)			3.32%			3.45%			3.33%

Average interest-earning assets to average interest-bearing liabilities			135.63%			145.81%			132.71%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(641)	$2,031	$1,390	$(129)	$718	$589
Mortgage-backed securities	167	879	1,046	388	1,827	2,215
Investment securities	(473)	(728)	(1,201)	(200)	435	235
Other interest-earning assets	(252)	12	(240)	(252)	(373)	(625)

Total interest income	(1,199)	2,194	995	(193)	2,607	2,414

Interest expense:
Passbook, NOW and money market accounts	1	(2)	(1)	(6)	(29)	(35)
Certificate accounts	(1,162)	948	(214)	(403)	201	(202)

Total deposits	(1,161)	946	(215)	(409)	172	(237)
Borrowings	8	521	529	(272)	916	644

Total interest expense	(1,153)	1,467	314	(681)	1,088	407

Increase (decrease) in net interest income	$(46)	$727	$681	$488	$1,519	$2,007

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets were $329.8 million at December 31, 2009, an increase of $2.3 million from December 31, 2008. Cash and cash equivalents were $4.7 million and $5.0 million, respectively at December 31, 2009 and December 31, 2008. In the aggregate, our available-for-sale and held-to-maturity investment securities were $39.8 million at December 31, 2009, an increase of $7.8 million from December 31, 2008. During the year ended December 31, 2009, our available-for-sale and held-to-maturity mortgage-backed securities decreased by an aggregate of $54.2 million, to $117.3 million. This decrease was due to increased prepayments on our mortgage-backed securities portfolio, and the sale during the year of $6.6 million of mortgage-backed securities secured by 30-year mortgage loans. Total loans receivable were $158.4 million at December 31, 2009, an increase of $47.2 million, or 42.4%, from December 31, 2008. The growth in our loans receivable was due primarily to a $34.2 million increase in our portfolio of first mortgage loans secured by one-to-four family residences, a $9.7 million increase in loans secured by multifamily and non-residential real estate, and a $4.1 million increase in our home equity loans and lines of credit.

Total deposits were $188.6 million at December 31, 2009, an increase of $28.0 million from December 31, 2008. During 2009, non-interest bearing checking accounts increased by $3.7 million, interest bearing checking and money market accounts increased by an aggregate $1.8 million, and our certificates of deposit increased by $22.3 million. Total borrowings were $63.8 million at December 31, 2009, a decrease of $12.9 million from December 31, 2008. This decrease in total borrowings was primarily due to the repayment of $15.5 million in short-term FHLB advances in 2009 that were used to fund the purchase of mortgage-backed securities during the fourth quarter of 2008.

Total shareholders’ equity was $73.3 million at December 31, 2009, a decrease of $12.4 million from December 31, 2008. This decrease was primarily due to the Company’s acquisition of shares pursuant to its publicly announced stock repurchase plans. During 2009, the Company repurchased a total of 1,167,170 shares at an aggregate cost of $15.6 million. In addition, 25,382 shares held by the ESOP trust, with a cost basis of $254,000, were released for allocation to Plan participants, and 44,741 shares held by the Company’s Recognition and Retention Plan Trust, with a cost basis of $564,000, became vested and were released to participants. Net income of $2.5 million increased retained earnings to $37.7 million at December 31, 2009. Accumulated other comprehensive income was $920,000 at December 31, 2009, a decrease of $417,000 from December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

For the year ended December 31, 2009, net interest income was $10.6 million, an increase of $681,000 from the year ended December 31, 2008. The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.62% for 2009, an increase of 12 basis points from 2008. Our net interest margin for the years ended December 31, 2009 and December 31, 2008 were 3.32% and 3.45%, respectively. Total interest income increased by $1.0 million, to $16.8 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008. During 2009, our average interest-earning assets increased by $31.6 million due primarily to growth in our loans receivable and mortgage-backed securities portfolio. The average yield of our interest-earning assets was 5.30% for the year ended December 31, 2009, a decrease of 23 basis points from the year ended December 31, 2008.

Total interest expense for the year ended December 31, 2009 was $6.3 million, an increase of $314,000 from the year ended December 31, 2008. The average balance of our total interest-bearing deposits increased by $24.8 million during 2009, however, the interest expense associated with these deposits decreased by $215,000 due to a 53 basis point decrease in the average rate paid on interest-bearing deposits. The growth in our average interest-bearing deposits in 2009 was due to a $25.4 million increase in the average balance of our certificates of deposit. Interest expense on borrowings was $2.6 million for the year ended December 31, 2009, an increase of $529,000 from the year ended December 31, 2008. This increase in interest expense was due to an increase in the average balance of our total borrowings of $13.3 million during 2009.

During the year ended December 31, 2009, the Bank recorded provisions for loan losses of $337,000 compared to net recoveries of $43,000 for the year ended December 31, 2008. The recoveries recorded in the 2008 period were primarily attributed to reductions in the allowance for loan losses due to reversals of provisions previously established in 2005 with respect to loans secured by properties damaged by Hurricane Katrina. During the fourth quarter of 2009, the Bank charged-off $232,000 of its allowance for loan losses previously established against a first mortgage loan and home equity line of credit secured by a single family residence. In the third quarter of 2009, the Bank charged-off $396,000 of its allowance for loan losses established against its participation interest in a non-performing construction loan secured by mixed-use commercial real estate. Total charge-offs for the year-ended December 31, 2009 were $628,000. Our total allowance for loan losses at December 31, 2009 was $1.7 million, or 165.60% of our non-performing loans. Expressed as a percentage of total loans receivable, our allowance for loan losses was 1.04% at December 31, 2009. At December 31, 2009 our total non-performing loans and total non-performing assets amounted to $1.0 million and $2.6 million, respectively.

Non-interest income for the years ended December 31, 2009 and 2008 was $836,000 and $526,000, respectively. Customer service fees were $324,000 for 2009, a decrease of $72,000, or 18.2% from 2008. Our customer service fees consist primarily of service charges on our deposits accounts and broker commissions earned in connection with the origination of reverse mortgage loans. During 2009, our reverse mortgage commissions declined by $82,000 due to a reduction in the number of loans originated. During the year ended December 31, 2009, the Bank recorded $406,000 in gains from the sale $13.8 million of available-for-sale securities, compared to $3,000 in gains from the sale of $350,000 in available-for-sale securities recorded in 2008. Other non-interest income was $106,000 and $127,000, respectively, for 2009 and 2008.

For the year ended December 31, 2009, non-interest expense was $7.1 million, an increase of $688,000 from the year ended December 31, 2008. During 2009, our annual salaries and benefits expense increased by $360,000 or 8.9%. The average number of full-time equivalent employees for 2009 was 66, an increase of 4 full-time equivalent employees from 2008. This increase in staffing combined with an increase in our health insurance premiums resulted in an increase of $182,000 in 2009 compensation expense compared to 2008. The cost of employee stock ownership plan (“ESOP”) and our other equity based compensation plans increased by $161,000 during 2009. The $36,000 increase in the cost of our ESOP in 2009 compared to 2008 was due to an increase during the year in our stock price, and the $125,000 increase in the cost of our equity compensation plans was due to additional awards made during the year. Occupancy expenses for 2009 were $1.2 million, an increase of $92,000 from 2008, primarily due to a $47,000 increase in our data processing cost, and $25,000 in non-routine maintenance at our main office. Other non-interest expense for the year ended December 31, 2009 was $1.5 million, an increase of $236,000 from the year ended December 31, 2008. During 2009, our FDIC insurance expense increased by $212,000. This increase was due to an industry-wide second quarter 2009 special assessment, which in our case amounted to $126,000, and increases associated with our participation in the FDIC’s Temporary Liquidity Guarantee Program and the FICO component of our FDIC assessment. In addition, a one-time FDIC assessment credit established in December of 2006 was depleted in the second quarter of 2009.

Income tax expense for the years ended December 31, 2009 and December 31, 2008, was $1.4 million and $1.3 million, respectively. Although pre-tax income for 2009 was $77,000 less than pre-tax income for 2008, our income tax expense increased during the year due to the adjustment in our deferred tax items associated with our equity based compensation plans.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company reported net income of $2.7 million, an increase of $103,000 from the year ended December 31, 2007. The increase in net income for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to an increase in net interest income of $2.0 million resulting primarily from higher average balances of interest-earning assets following the Company’s initial public offering in July 2007, and the wholesale leverage strategies implemented during 2008. The impact of the increase in net interest income was partially offset by higher levels of non-interest expense related to our ESOP and our other equity-based compensation plans.

Interest Income. For the year ended December 31, 2008, interest income was $15.8 million, an increase of $2.4 million from the year ended December 31, 2007. During 2008, interest income on loans increased by $589,000 compared to 2007 due to an increase in the average balance of loans receivable of $10.4 million. Interest income on mortgage-backed securities increased by $2.2 million in 2008 compared to 2007 due to an increase in the average balance of mortgage-backed securities of $38.2 million and an increase in average yield of 30 basis points. During 2008, interest income on investment securities increased by $235,000 over 2007 due to an increase in average balance of $8.7 million, despite a decrease in average yield of 48 basis points. Interest on other interest earning assets declined by $625,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a reduction in the average balance of $7.0 million.

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

Provision for Loan Losses. The Bank recorded net recoveries on its allowance for loan losses of $43,000 and $268,000, respectively, for the years ended December 31, 2008 and 2007. The recoveries in both 2008 and 2007 are reversals of provisions for loan losses made in prior years on loans secured by properties damaged by Hurricane Katrina in 2005 that were subsequently paid off by the borrowers in the respective periods during which the recoveries were recorded. These recoveries are net of the loan loss provisions established during the respective periods. Our allowance for loan losses as a percentage of total loans receivable was 1.72% at December 31, 2008, a decline of 29 basis points from December 31, 2007.

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

Non-interest Expense. For the years ended December 31, 2008 and 2007, non-interest expense was $6.4 million and $4.9 million, respectively. Salary and benefit expenses increased by $1.0 million and other non-interest expense increased by $465,000 during the year ending December 31, 2008, over 2007. The increased level of salaries and benefits expense for 2008 compared to 2007 was due to an increase of $256,000 in salaries and wages, a $140,000 increase in benefit plan expenses, and $625,000 in expense from our new equity-based compensation plans. Our equity-based compensation plans were approved by our shareholders in February 2008, and therefore was a new component of non-interest expense in 2008. The increase in other noninterest expense during the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to the Louisiana bank shares tax and the Louisiana corporate franchise tax, which were not applicable prior to our mutual-to-stock conversion and initial public offering. The Louisiana bank shares tax was $240,000 and the Louisiana corporate franchise tax was $90,000 for the year ended December 31, 2008. The remaining increase in other non-interest expense in 2008 compared to 2007 was due to increased public reporting expenditures and higher levels of professional fees due to our status as a publicly traded company for the entire year in 2008.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2009, our cash and cash equivalents amounted to $4.7 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $62.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2009, we had certificates of deposit maturing within the next 12 months amounting to $89.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended December 31, 2009, the average balance of our outstanding FHLB advances and other borrowings was $65.1 million. At December 31, 2009, we had $37.8 million in outstanding FHLB advances and we had $151.1 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. We also access funds through reverse repurchase agreements with commercial banks. These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank. Our borrowings from reverse repurchase agreements amounted to $26.0 million at December 31, 2009. Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis. Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2009.

	Total Amounts Committed	Amount of Commitment Expiration—Per Period
		To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Letters of credit	$—	$—	$—	$—	$—
Lines of credit	8,384	215	602	673	6,894
Undisbursed portion of loans in process	24	—	—	—	24
Commitments to originate loans	2,321	2,083	238	—	—

Total commitments	$10,729	$2,298	$840	$673	$6,918

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2009.

	Total	Payments Due By Period
		To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Certificates of deposit	$135,615	$89,070	$27,824	$18,721	$—
FHLB advances and other borrowings	63,810	3,720	21,872	30,278	7,940

Total long-term debt	199,425	92,790	49,696	48,999	7,940
Operating lease obligations	195	32	62	62	39

Total contractual obligations	$199,620	$92,822	$49,758	$49,061	$7,979

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

Recent Accounting Pronouncements

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. There was no impact from adoption of this guidance, as the Company did not have an acquisition during 2009.

On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

•

the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance was effective October 1, 2009. The adoption of the new guidance had no impact on the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised

December 2003)—an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Louisiana Bancorp, Inc.

Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans (the Bank), as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Louisiana Bancorp, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, included in the Company’s 10-K filing with the Securities and Exchange Commission. Accordingly, we do not express an opinion thereon.

/s/ LaPorte, Sehrt, Romig and Hand

A Professional Accounting Corporation

Metairie, Louisiana

March 15, 2010

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
	(In Thousands)
Assets
Cash and Due from Banks	$2,317	$3,308
Short-Term Interest-Bearing Deposits	2,418	1,666

Total Cash and Cash Equivalents	4,735	4,974

Certificates of Deposit	1,525	1,425
Securities Available-for-Sale, at Fair Value (Amortized Cost of $61,131 in 2009 and $78,065 in 2008)	62,524	80,091
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $98,799 in 2009 and $127,255 in 2008)	94,546	123,429
Loans, Net of Allowance for Loan Losses of $1,661 in 2009 and $1,952 in 2008	158,446	111,236
Accrued Interest Receivable	1,326	1,649
Other Real Estate Owned	1,573	—
Stock in Federal Home Loan Bank	1,995	2,293
Premises and Equipment, Net	1,797	1,804
Other Assets	1,312	548

Total Assets	$329,779	$327,449

Liabilities and Shareholders’ Equity
Deposits
Non-Interest-Bearing	$7,893	$4,219
Interest-Bearing	180,729	156,370

Total Deposits	188,622	160,589

Borrowings	63,810	76,660
Advance Payments by Borrowers for Taxes and Insurance	1,914	1,639
Accrued Interest Payable	597	664
Other Liabilities	1,488	2,170

Total Liabilities	256,431	241,722

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 4,764,322 and 5,931,312 Shares Outstanding in 2009 and 2008, Respectively	63	63
Additional Paid-in-Capital	62,586	62,305
Unearned ESOP Shares	(4,442)	(4,696)
Unearned Recognition and Retention Plan Shares	(2,636)	(3,200)
Treasury Stock, at Cost (1,581,410 and 414,420 Shares in 2009 and 2008, Respectively)	(20,803)	(5,208)
Retained Earnings	37,660	35,126
Accumulated Other Comprehensive Income	920	1,337

Total Shareholders’ Equity	73,348	85,727

Total Liabilities and Shareholders’ Equity	$329,779	$327,449

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$8,400	$7,010	$6,421
Mortgage Backed Securities	7,637	6,591	4,376
Investment Securities	723	1,924	1,689
Other Interest-Bearing Deposits	72	312	937

Total Interest and Dividend Income	16,832	15,837	13,423

Interest Expense
Deposits	3,714	3,929	4,166
Borrowings	2,563	2,034	1,390

Total Interest Expense	6,277	5,963	5,556

Net Interest Income	10,555	9,874	7,867
Provision (Recovery) for Loan Losses	337	(43)	(268)

Net Interest Income after Provision (Recovery) for Loan Losses	10,218	9,917	8,135

Non-Interest Income
Customer Service Fees	324	396	334
Gain on Sale of Securities	406	3	—
Other Income	106	127	167

Total Non-Interest Income	836	526	501

Non-Interest Expense
Salaries and Employee Benefits	4,404	4,044	2,995
Occupancy Expense	1,155	1,063	1,022
Loss on Sale of Securities	—	—	20
Other Expenses	1,531	1,295	830

Total Non-Interest Expense	7,090	6,402	4,867

Income Before Income Tax Expense	3,964	4,041	3,769
Income Tax Expense	1,430	1,297	1,128

Net Income	$2,534	$2,744	$2,641

Earnings Per Share
Basic	$0.54	$0.49	$0.94
Diluted	$0.54	$0.49	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)
Net Income	$2,534	$2,744	$2,641

Other Comprehensive (Loss) Income,
Net of Tax
Unrealized Holding (Losses) Gains Arising During the Period	(149)	1,037	832
Reclassification Adjustment for (Gains) Losses Included in Net Income	(268)	(2)	13

Total Other Comprehensive (Loss) Income	(417)	1,035	845

Comprehensive Income	$2,117	$3,779	$3,486

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In Thousands)
Balances at December 31, 2006	$—	$—	$—	$—	$—	$29,741	$(543)	$29,198
Net Income—Year Ended December 31, 2007	—	—	—	—	—	2,641	—	2,641
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	845	845
Issuance of Common Stock for Initial Public Offering, Net of $1.3 Million of Expenses	63	62,063	—	—	—	—	—	62,126
Stock Purchased for ESOP	—	—	(5,077)	—	—	—	—	(5,077)
ESOP Shares Released for Allocation (12,691 Shares)	—	10	127	—	—	—	—	137

Balances at December 31, 2007	63	62,073	(4,950)	—	—	32,382	302	89,870
Net Income—Year Ended December 31, 2008	—	—	—	—	—	2,744	—	2,744
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	1,035	1,035
Stock Purchased for Recognition and Retention Plan	—	—	—	(3,200)	—	—	—	(3,200)
Stock Purchased for Treasury	—	—	—	—	(5,208)	—	—	(5,208)
ESOP Shares Released for Allocation (25,382 Shares)	—	53	254	—	—	—	—	307
Stock Option Expense	—	179	—	—	—	—	—	179

Balances at December 31, 2008	63	62,305	(4,696)	(3,200)	(5,208)	35,126	1,337	85,727
Net Income—Year Ended December 31, 2009	—	—	—	—	—	2,534	—	2,534
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	(417)	(417)
Stock Purchased for Treasury	—	—	—	—	(15,595)	—	—	(15,595)
ESOP Shares Released for Allocation (25,382 Shares)	—	89	254	—	—	—	—	343
RRP Shares Earned	—	(48)	—	564	—	—	—	516
Stock Option Expense	—	240	—	—	—	—	—	240

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,534	$2,744	$2,641
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	239	230	242
Provision (Recovery) for Loan Losses	337	(43)	(268)
Net Increase in ESOP Shares Earned	343	307	137
Net Increase in RRP Shares Earned	516	—	—
Stock Option Plan Expense	240	179	—
Discount Accretion Net of Premium Amortization	(319)	(155)	93
Gain on Insurance Settlement	(2)	—	—
Deferred Income Tax (Benefit) Expense	(133)	70	(640)
(Gain) Loss on Sale of Securities	(406)	(3)	20
Gain on Sale of Loans	(36)	(31)	(37)
Gain on Sale of Property and Equipment	(4)	(7)	—
Originations of Loans Held-for-Sale	(12,509)	(1,281)	(1,377)
Proceeds from Sales of Loans Held-for-Sale	12,478	1,269	1,397
Decrease (Increase) in Accrued Interest Receivable	323	26	(416)
(Increase) Decrease in Other Assets	(652)	164	481
(Decrease) Increase in Accrued Interest Payable	(67)	89	102
(Decrease) Increase in Other Liabilities	(446)	1,062	(219)

Net Cash Provided by Operating Activities	2,436	4,620	2,156

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(1,676)	(1,811)	(1,219)
Purchase of Securities Available-for-Sale	(37,455)	(56,116)	(31,555)
Purchase of Securities Held-to-Maturity	(8,601)	(61,092)	(35,491)
Proceeds from Maturities of Certificates of Deposit	1,576	2,496	1,733
Proceeds from Maturities of Securities Available-for-Sale	42,772	50,154	13,693
Proceeds from Maturities of Securities Held-to-Maturity	36,046	19,189	15,241
Proceeds from Sales of Securities Available-for-Sale	13,781	350	1,980
Net Increase in Loans Receivable	(49,967)	(15,632)	(9,190)
Proceeds from Sales of Loans Held for Investing	914	1,384	1,998
Insurance Proceeds—Property Damage	42	—	—
Purchase of Property and Equipment	(272)	(165)	(181)
Proceeds from Sale of Property and Equipment	4	15	—
Net Decrease (Increase) in Investment in Federal Home Loan Bank Stock	298	(919)	828

Net Cash Used in Investing Activities	(2,538)	(62,147)	(42,163)

Cash Flows from Financing Activities
Increase (Decrease) in Deposits	28,033	16,960	(6,706)
Increase (Decrease) in Advances by Borrowers for Taxes and Insurance	275	57	(1,687)
Proceeds from Stock Issuance	—	—	62,126
(Decrease) Increase in Borrowings	(12,850)	42,244	(826)
Stock Purchased for ESOP	—	—	(5,077)
Stock Purchased for RRP	—	(3,200)	—
Purchase of Treasury stock	(15,595)	(5,208)	—

Net Cash (Used in) Provided by Financing Activities	(137)	50,853	47,830

Net (Decrease) Increase in Cash and Cash Equivalents	(239)	(6,674)	7,823
Cash and Cash Equivalents, Beginning of Year	4,974	11,648	3,825

Cash and Cash Equivalents, End of Year	$4,735	$4,974	$11,648

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$6,344	$5,874	$5,454

Income Taxes	$2,498	$654	$1,044

Loans Transferred to Other Real Estate Owned	$1,573	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Investment Securities

Securities are being accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities. ASC 320 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of December 31, 2009 or 2008.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $163,000, $223,000, and $200,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. There was no impact from adoption of this guidance, as the Company did not have an acquisition during 2009.

On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (“EPS”) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

•

the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance was effective October 1, 2009. The adoption of the new guidance had no impact on the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement is not yet included in the Codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement is not yet included in the Codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 2.	Securities

A summary of securities classified as available-for-sale at December 31, 2009 and 2008, with gross unrealized gains and losses, is as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$508	$40	$—	$548
FNMA	17,330	770	—	18,100
FHLMC	8,026	405	—	8,431

	25,864	1,215	—	27,079
U.S. Government and Agency Obligations	35,267	348	(170)	35,445

Total	$61,131	$1,563	$(170)	$62,524

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$15,682	$427	$—	$16,109
FNMA	25,750	727	—	26,477
FHLMC	11,228	345	—	11,573

	52,660	1,499	—	54,159
U.S. Government and Agency Obligations	25,405	527	—	25,932

Total	$78,065	$2,026	$—	$80,091

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of securities classified as held-to-maturity at December 31, 2009 and 2008, with gross unrealized gains and losses, is as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$12,386	$376	$—	$12,762
FNMA	49,211	2,263	(2)	51,472
FHLMC	28,597	1,600	(1)	30,196

	90,194	4,239	(3)	94,430
U.S. Government and Agency Obligations	3,000	—	(15)	2,985
Municipal Bonds
Revenue Bonds	286	14	—	300
General Obligation Bonds	1,066	18	—	1,084

	1,352	32	—	1,384

Total	$94,546	$4,271	$(18)	$98,799

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,695	$220	$(7)	$11,908
FNMA	65,818	2,052	(17)	67,853
FHLMC	39,809	1,487	(7)	41,289

	117,322	3,759	(31)	121,050
U.S. Government and Agency Obligations	3,000	1	—	3,001
Municipal Bonds
Revenue Bonds	550	23	—	573
General Obligation Bonds	2,557	74	—	2,631

	3,107	97	—	3,204

Total	$123,429	$3,857	$(31)	$127,255

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2009, are as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$—	$—	$10	$10
One to Five Years	42,335	42,715	8,248	8,419
Five to Ten Years	5,054	5,339	12,875	13,521
Over Ten Years	13,742	14,470	73,413	76,849

Total	$61,131	$62,524	$94,546	$98,799

During the year ended December 31, 2009, the Company sold available-for-sale securities for $13,781,000, resulting in realized gains of $406,000. During the years ended December 31, 2008 and December 31, 2007, the Company sold available-for-sale investment securities for $350,000 and $1,980,000, respectively. In 2008, the Company realized gains on the sale of available-for-sale securities of $3,000, and in 2007, the Company realized losses on the sale of available-for sale securities of $20,000.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	170	15,295	—	—

Total	$170	$15,295	$—	$—

December 31, 2008
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	477	—	—
FHLMC	—	—	1	43

	2	477	1	43
U.S. Government and Agency Obligations	15	2,985	—	—

Total	$17	$3,462	$1	$43

December 31, 2008
Mortgage-Backed Securities
GNMA	$7	$325	$—	$—
FNMA	17	1,874	—	—
FHLMC	7	996	—	—

	31	3,195	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$31	$3,195	$—	$—

The unrealized losses on the Company’s investments were caused by interest rate increases. The Company purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009 or 2008.

During 2009 and 2008, the Company transferred certain municipal bonds from the held-to-maturity category to the available-for-sale category. The amortized costs of the securities transferred during 2009 were $1,758,000 with an unrealized gain of $2,000. The amortized costs of the securities transferred during 2008 were $347,000 and the related unrealized gain was $3,000. These securities were transferred to available-for-sale due to a decline in their respective credit ratings caused by decreased credit support, as provided by the securities’ guarantors. ASC 320, Investments-Debt and Equity Securities, provides that a security may be reclassified from held-to-maturity to available-for-sale in the event of a decline in the issuer’s creditworthiness.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 3.	Loans

A summary of the balances of loans follows as of December 31, 2009 and 2008:

	2009	2008
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$85,726	$51,547
Home Equity Loans and Lines	14,389	10,297
Multi-family Residential	9,423	7,859
Commercial Real Estate	47,798	39,700
Land	1,213	1,095

Total Loans Secured by Real Estate	158,549	110,498

Consumer and Other Loans
Student Loan	485	1,398
Loans Secured by Deposits	478	283
Other	835	1,368

Total Consumer and Other Loans	1,798	3,049

Less:
Allowance for Loan Losses	(1,661)	(1,952)
Net Deferred Loan Origination Fess/Costs	(240)	(359)

Total Loans, Net	$158,446	$111,236

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2009	2008	2007
	(In Thousands)
Balance, Beginning of Year	$1,952	$1,999	$2,292
Provision (Recovery) for Loan Losses	337	(43)	(268)
Loans Charged-Off	(628)	(4)	(25)

Balance, End of Year	$1,661	$1,952	$1,999

A summary of the loans evaluated for possible impairment follows:

	2009	2008
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$937	$450
Impaired Loans not Requiring a Loss Allowance	66	70

Total Impaired Loans	$1,003	$520

Loss Allowance on Impaired Loans	$332	$281

At December 31, 2009 and 2008, all impaired loans were in nonaccrual status. As of December 31, 2009, and 2008, the Bank did not hold any renegotiated loans.

At December 31, 2009 and 2008, approximately $11,647 and $4,500 of interest was foregone on non-accrual loans.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

	2009	2008
	(In Thousands)
Balance, Beginning of Year	$2,799	$2,564
Additions	2,758	461
Payments and Renewals	(1,041)	(226)

Balance, End of Year	$4,516	$2,799

Note 4.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2009 and 2008, consists of the following:

	2009	2008
	(In Thousands)
Loans	$671	$561
Investments	170	352
Mortgage-Backed Securities	485	736

Total Accrued Interest	$1,326	$1,649

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows as of December 31st:

	2009	2008
	(In Thousands)
Land, Buildings and Improvements	$3,932	$3,829
Furniture and Fixtures	1,792	1,711
Automobiles	94	93

	5,818	5,633
Accumulated Depreciation and Amortization	(4,021)	(3,829)

Total	$1,797	$1,804

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was approximately $239,000, $230,000, and $242,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 6.	Deposits

Interest bearing deposit account balances at December 31, 2009 and 2008, are summarized as follows:

	Weighted Average Rate at December 31,		Account Balances at December 31,
			2009		2008
	2009	2008	Amount	Percent	Amount	Percent
	(In Thousands)
NOW and MMDA	0.29%	0.34%	$26,786	14.82%	$24,988	15.98%
Savings Accounts	0.50%	0.50%	18,328	10.14%	18,017	11.52%
Certificates of Deposit	2.51%	3.34%	135,615	75.04%	113,365	72.50%

Total			$180,729	100.00%	$156,370	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008, was $49,909,000 and $35,674,000, respectively. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily increased the basic FDIC coverage limits from $100,000 to $250,000 per depositor, through December 31, 2009. On May 20, 2009, President Barack Obama passed legislation that extended the $250,000 coverage limit through December 31, 2013.

In addition, the Bank of New Orleans has elected to participate in the Transaction Account Guarantee Program offered through the FDIC’s Temporary Liquidity Guarantee Program. The Transaction Account Guarantee Program provides unlimited FDIC coverage of non-interest bearing transaction accounts, and certain interest-bearing transaction accounts through June 30, 2010.

Certificates of deposit at December 31, 2009, mature as follows (in thousands):

Certificate Accounts Maturing
One Year or Less	$89,070	65.68%
One to Two Years	17,306	12.76%
Two to Three Years	10,518	7.76%
Three to Five Years	18,721	13.80%

Total	$135,615	100.00%

Interest expense by deposit type for each of the following periods is as follows:

	2009	2008	2007
	(In Thousands)
Certificates of Deposit	$3,537	$3,751	$3,953
Interest Bearing Demand Deposits	84	86	90
Savings Accounts	93	92	123

Total	$3,714	$3,929	$4,166

The Bank held deposits of approximately $13,200,000 and $12,379,000, for related parties at December 31, 2009 and 2008, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 7.	Borrowings

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized on FHLB advances in 2009, 2008 and 2007, was $1,542,000, $1,164,000, and $1,335,000, respectively.

Advances consisted of the following at December 31, 2009 and 2008, respectively.

	FHLB Advance Total
Contract Rate	2009	2008
	(In Thousands)
0% – 0.99%	$2,000	$15,500
1% – 1.99%	—	—
2% – 2.99%	—	—
3% – 3.99%	14,974	10,420
4% – 4.99%	18,500	18,353
5% – 5.99%	2,336	6,387

	$37,810	$50,660

Maturities of FHLB Advances at December 31, 2009, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2010	$2,561
2011	11,999
2012	9,427
2013	4,559
2014	80
Thereafter	9,184

Total	$37,810

Reverse Repurchase Agreements

Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding. These borrowings are structured as reverse repurchase agreements and are secured by US Government or US Agency securities. Reverse repurchase agreements totaled $26,000,000 at both December 31, 2009 and 2008.

Reverse Repurchase Agreements consisted of the following at December 31, 2009 and 2008, respectively:

	Repurchase Agreement Total
Contract Rate	2009	2008
	(In Thousands)
3% – 3.99%	$16,000	$16,000
4% – 4.99%	10,000	10,000

	$26,000	$26,000

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Maturities of Reverse Repurchase Agreements at December 31, 2009, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2012	$10,000
2013	16,000

Total	$26,000

Interest expense on reverse repurchase agreements totaled $1,021,000, $870,000 and $55,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	2009	2008
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$448	$364
Deferred Loan Fees	81	122
Deferred Compensation	498	154
Stock Options	101	47

Total Deferred Tax Assets	1,128	687

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(474)	(689)
FHLB Stock Dividends	(130)	(147)
Other	(21)	(88)

Total Deferred Tax Liabilities	(625)	(924)

Net Deferred Tax Asset (Liability)	$503	$(237)

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987. At December 31, 2009, retained earnings included approximately $1,300,000 representing such bad debt deductions for which the related deferred income taxes of approximately $442,000 have not been provided.

The provision for income taxes for 2009, 2008 and 2007, consists of the following for the years ended December 31st:

	2009	2008	2007
	(In Thousands)
Current Expense	$1,773	$1,227	$1,768
Deferred Tax Expense (Benefit)	(343)	70	(640)

Total	$1,430	$1,297	$1,128

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2009		2008		2007
	(In Thousands)
Expected Tax Provision	$1,348	34.0%	$1,374	34.0%	$1,281	34.0%
Non-Deductible Expenses	4	0.1	4	0.1	4	0.1
Effect of Tax Exempt Income	(19)	(0.5)	(46)	(1.2)	(46)	(1.2)
Other	97	2.4	(35)	(0.4)	(111)	(2.9)

Total	$1,430	36.0	$1,297	32.5	$1,128	30.0

The Company had no amount of interest and/or penalties recognized in the consolidated statements of income for the years ended December 31, 2009, 2008, or 2007, nor any amount of interest and/or penalties payable that were recognized in the consolidated balance sheets as of December 31, 2009 or 2008.

As of December 31, 2009 and 2008, the Company had no uncertain tax positions. As of December 31, 2009, the tax years that remain open for examination by tax jurisdictions include 2008, 2007 and 2006.

Note 9.	Comprehensive Income

Comprehensive income was comprised of changes in the Bank’s unrealized holding gains or losses on securities available-for-sale during 2009, 2008 and 2007. The components of comprehensive income and related tax effects are as follows:

	2009	2008	2007
	(In Thousands)
Gross Unrealized Holding (Losses)
Gains Arising During the Period	$(226)	$1,570	$1,261
Tax Benefit (Expense)	77	(533)	(429)

Total	(149)	1,037	832

Reclassification Adjustment for (Gains)
Losses Included in Net Income	(406)	(3)	20
Tax Expense (Benefit)	138	1	(7)

Total	(268)	(2)	13

Net Unrealized Holding (Losses) Gains Arising During the Period	$(417)	$1,035	$845

Note 10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (“OTS”). Failure to meet the minimum regulatory capital requirements can result in certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of December 31, 2009, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2009 and 2008 are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009

Tangible Capital	$58,322	18.20%	$4,808	1.50%	N/A	N/A
Core/Leverage Capital	58,322	18.20%	9,615	3.00%	$16,026	5.00%
Tier 1 Risk-Based Capital	58,261	40.55%	5,748	4.00%	8,622	6.00%
Total Risk-Based Capital	59,589	41.47%	11,495	8.00%	14,369	10.00%

December 31, 2008

Tangible Capital	$55,816	18.35%	$4,562	1.50%	N/A	N/A
Core/Leverage Capital	55,816	18.35%	9,124	3.00%	$15,207	5.00%
Tier 1 Risk-Based Capital	55,755	47.99%	4,647	4.00%	6,970	6.00%
Total Risk-Based Capital	57,209	49.24%	9,294	8.00%	11,617	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	2009	2008
	(In Thousands)
Capital Under GAAP	$59,043	$56,884
Unrealized Gains on Available-for-Sale Securities	(721)	(1,068)

Tier 1 Capital	58,322	55,816
Allowance for Loan Losses	1,328	1,454
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$59,589	$57,209

Note 11.	Financial Instruments with Off-Balance Sheet Risk

The Company has entered into certain credit related commitments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. The financial instruments include commitments to extend credit and commitments to sell loans. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2009 and 2008, the Company had made various commitments to extend credit totaling approximately $10,729,000 and $10,875,000, respectively, and had no commitments to sell loans at a loss. Of the $10,729,000 in outstanding commitments at December 31, 2009, approximately $1,488,000 were for fixed rate loans with interest rates ranging from 5.95% to 7.65% and approximately $9,241,000 were for variable rate loans with interest ranging from 3.50% to 9.50%. No material losses or gains are anticipated as a result of these transactions.

Note 12.	Commitments and Contingencies

Operating Leases

The Company conducts certain of its operations in leased facilities. At December 31, 2009, minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,	Amount
2010	$31
2011	31
2012	31
2013	31
2014	31
Thereafter	40

Total	$195

Total rent expense incurred by the Company under leases amounted to $72,000, $61,000 and $57,000 for each of the years ended December 31, 2009, 2008, and 2007, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

The Company is the lessor of office space to a director of the Company, under an operating lease expiring in 2014. Terms of the lease are on current market conditions and rates. Minimum future rentals to be received on non-cancelable leases as of December 31, 2009, are as follows:

Years Ending December 31,	Amount
2010	$19,688
2011	19,688
2012	19,688
2013	19,688
2014	4,922

Total	$83,674

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Total rental income from this lease amounted to $19,000, $17,000 and $17,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Employment Contracts

The Company has entered into employment contracts with key employees. These compensation commitments expire as follows:

Years Ending December 31,	Amount
2010	$346,500
2011	346,500
2012	346,500

Total	$1,039,500

Note 13.	Concentration of Credit Risk

In accordance with industry practices, the Company has deposits in other financial institutions for more than the insured limit. These deposits in other institutions do not represent more than the normal industry credit risk.

Note 14.	Estimated Fair Value of Financial Instruments

The following disclosure is made in accordance with the requirements of ASC 825, Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Deposit Liabilities

ASC 825 specifies that the fair value of deposit liabilities with no defined maturity is the amount payable on demand at the reporting date, i.e., their carrying or book value. These deposits include interest and non-interest bearing checking, passbook, and money market accounts. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates of similar remaining maturities to a schedule of aggregate expected cash flows on time deposits.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,735	$4,735	$4,974	$4,974
Certificates of Deposit	1,525	1,425	1,425	1,425
Securities	157,070	161,323	203,520	207,346

Loans	160,107	162,246	113,188	115,041
Less Allowance for Loan Losses	(1,661)	(1,661)	(1,952)	(1,952)

Loans, Net of Allowance	158,446	160,585	111,236	113,089

Federal Home Loan Bank Stock	1,995	1,995	2,293	2,293

Financial Liabilities
Deposits	$188,622	$190,684	$160,589	$162,696
Borrowings	63,810	67,163	76,660	80,070

Unrecognized Financial Instruments Commitments to Extend Credit	$10,729	$10,727	$10,875	$10,973

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company adopted ASC 820, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

•

Level 3—Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$27,079	$—	$27,079	$—
US Government and Agency Obligations	35,445	—	35,445	—

Total	$62,524	$—	$62,524	$—

	Fair Value Measurements
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$54,159	$—	$54,159	$—
US Government and Agency Obligations	25,932	—	25,932	—

Total	$80,091	$—	$80,091	$—

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2009 or 2008.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$605	$—	$425	$180
Other Real Estate Owned	1,573	—	1,573	—

Total	$2,178	$—	$1,998	$180

	Fair Value Measurements
December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$169	$—	$—	$169
Other Real Estate Owned	—	—	—	—

Total	$169	$—	$—	$169

Note 15.	Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements. Contributions to the plan are made at the discretion of the Board of Directors. The 401(k) expense amounted to approximately $13,000, $12,000 and $13,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures. The most recent profit sharing contribution occurred in 2007 in the amount of $28,000.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer. The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years. In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years. In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period. In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary. For the years ended December 31, 2009, 2008 and 2007, the Bank accrued $86,000, $82,000 and $78,000 in accordance with this agreement. The Bank’s future compensation expense under this plan is $64,000 per year.

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer. The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay. The account is credited with earnings on an annual basis at a rate determined by the Board of Directors. The Executive will be fully vested (100%) in his Accumulation Account at age 65. The Plan provides for partial vesting when the Executive receives the “Early Retirement Age” of 55 and remains in the employ of the Bank. Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account. Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Retirement Age. Notwithstanding, the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control. For the years ended December 31, 2009, 2008 and 2007, the Bank accrued $9,700, $8,600 and $7,900 in accordance with this agreement in the respective periods.

Note 16.	Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of the Bank’s directors is an executive officer. Premiums for such policies totaled $57,000, $42,000 and $132,000 for the years ended December 31, 2009, 2008, and 2007, respectively. In addition, during the fiscal years ended December 31, 2009, 2008 and 2007, the Bank paid premiums in the amount of $386,000, $264,000 and $251,000, respectively, directly to our health insurance provider. All of the above-described premiums were gross of any commissions which we understand may have been earned by the insurance agency.

Note 17.	Employee Stock Ownership Plan

During 2007, Louisiana Bancorp, Inc. instituted an employee stock ownership plan. The Louisiana Bancorp Employee Stock Ownership Plan (“ESOP”) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining age 21.

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense was approximately $343,000, $307,000, and $137,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The ESOP shares as of December 31, 2009 and 2008 were as follows:

	2009	2008
Allocated Shares	38,073	12,691
Shares Released for Allocation	25,382	25,382
Unreleased Shares	444,204	469,586

Total ESOP Shares	507,659	507,659

Fair Value of Unreleased Shares	$6,440,958	$6,010,701

Stock Price at December 31	$14.50	$12.80

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 18.	Recognition and Retention Plan

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of December 31, 2009, 225,177 shares had been awarded under the provisions of the Plan to directors, officers and employees of the Company.

The Company recognized compensation expense during 2009 at a weighted average per-share vesting date fair value of $11.54. Compensation expense related to the Recognition and Retention Plan was $512,000 for the year ended December 31, 2009, and $446,000 for the year ended December 31, 2008. At December 31, 2009, there were 30,752 shares available for future grants under the Plan.

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2009 follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2008	225,177	$11.54
Granted	—	—
Vested	(44,741)	11.54
Forfeited	(2,100)	11.52

Balance—December 31, 2009	178,336	$11.54

Note 19.	Stock Option Plan

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the terms of the Option plan, 634,573 shares, or 10%, of common stock of the Company at the time of the plan’s adoption have been reserved for future issuance. The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan.

As of December 31, 2009, options to acquire 561,197 shares of common stock had been granted under the provisions of the Plan to directors, officers and employees of the Company, at a weighted average exercise price of $11.81.

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. The Company awarded options during the year ended December 31, 2009 having estimated fair values on their respective dates of grant that ranged from $2.41 to $2.69, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

	Range of Values
For Options Granted During 2009
Expected Dividend Yield	1.11%	1.19%
Expected Volatility	12.26%	12.66%
Risk-Free Interest Rate	2.94%	2.96%
Expected Life of Option	7.5 Years	7.5 Years
Weighted-Average Grant Date Fair Value	$2.41	$2.69

The dividend yield is reflective of the Company’s expectations regarding future periods. Actual dividend yields may vary from this assumption. The risk-free interest rate reflects the interpolated rate for a U.S. Treasury security with a term equivalent to the expected life of the options.

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	512,197	$11.61
Options Granted	49,000	13.93
Options Exercised	—	—
Options Forfeited	—	—

Outstanding, December 31, 2009	561,197	$11.81	8.35 Years	$1,507,687

Options Exercisable at December 31, 2009	102,439	$11.61	8.21 Years	$295,917

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2009, and changes during the year ended December 31, 2009, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	512,197	$11.61
Options Granted	49,000	13.93
Options Vested	(102,439)	11.61
Options Forfeited	—	—

Nonvested at December 31, 2009	458,758	$11.86

As of December 31, 2009, there was $821,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years. Compensation expense related to the Stock Option Plan was $239,000 and $179,000, respectively, for the years ended December 31, 2009 and 2008.

Note 20.	Earnings per Common Share

The Company computes earnings per share in accordance with FASB ASC 260-10, Earnings per Share. Net income is divided by the weighted average number of shares outstanding during the year to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to stock options.

	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Numerator
Net Income	$2,534	$2,744	$2,641
Effect of Dilutive Securities	—	—	—

Numerator for Diluted Earnings Per Share	$2,534	$2,744	$2,641

Denominator
Weighted-Average Shares Outstanding	4,659,328	5,632,733	2,815,101
Effect of Potentially Dilutive Securities	72,559	25,352	—

Denominator for Diluted Earnings Per Share	4,731,887	5,658,085	2,815,101

Earnings Per Share
Basic	$0.54	$0.49	$0.94

Diluted	$0.54	$0.49	$0.94

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2009	2008	2007
Average Common Shares Issued	6,345,732	6,345,732	3,059,855
Average Unearned ESOP Shares	(469,516)	(494,899)	(244,754)
Average Unearned RRP Shares	(215,150)	(123,534)	—
Average Treasury Shares	(1,001,738)	(94,566)	—

	4,659,328	5,632,733	2,815,101

Due to the abbreviated year during 2007, the denominator used in the earnings per share calculation is lower than would have been presented if the Company had been public for a full year.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 21.	Condensed Financial Information—Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.

Condensed Balance Sheets

As of December 31, 2009 and 2008

(Dollars in Thousands)

	2009	2008
Assets
Cash and Cash Equivalents	$1,091	$2,632
Certificates of Deposits	931	633
Securities Available for Sale, at Fair Value	7,613	20,812
Investment in Subsidiary	63,485	61,580
Loan to ESOP	4,790	4,908
Accrued Interest Receivable	58	147
Other Assets	23	1

Total Assets	$77,991	$90,713

Liabilities and Shareholders’ Equity
Due to Subsidiary	$102	$8
Other Liabilities	99	282

Total Liabilities	201	290

Total Shareholders’ Equity	77,790	90,423

Total Liabilities and Shareholders’ Equity	$77,991	$90,713

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Operations

For the Years Ending December 31, 2009, 2008 and 2007

(Dollars in Thousands)

	2009	2008	2007
Income
Interest Income ESOP Loan	$401	$410	$200
Interest Income Investment Securities	510	890	402
Dividend Income from Subsidiary	—	4,711	—
Other Interest Income	39	65	167

Total Income	950	6,076	769

Operating Expenses	385	444	132

Income Before Income Taxes and
Undistributed Earnings of Subsidiary	565	5,632	637
Federal Income Tax Expense	(194)	(313)	(216)
Equity in Undistributed Earnings of Subsidiary	2,163	(2,575)	1,469

Net Income	$2,534	$2,744	$1,890

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Cash Flows

For the Years Ending December 31, 2009 and 2008

(Dollars in Thousands)

	2009	2008
Cash Flows from Operating Activities
Net Income	$2,534	$2,744
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	(2,163)	2,575
Net Increase in Recognition and Retention Plan Shares Earned	516	—
Stock Option Plan Expense	239	179
Discount Accretion Net of Premium Amortization	(24)	(32)
Deferred Income Tax Expense (Benefit)	(18)	—
Loss (Gain) on Sale of Securities	(7)	—
Decrease (Increase) in Accrued Interest Receivable	90	55
Decrease (Increase) in Other Assets	(22)	21
Increase (Decrease) in Due to Subsidiary	95	(3)
Increase (Decrease) in Other Liabilities	(128)	106

Net Cash Provided by Operating Activities	1,112	5,645

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	(1,280)	(633)
Purchases of Investment Securities—Available-for-Sale	(3,997)	(22,069)
Proceeds from Maturities of Certificates of Deposit	982	130
Proceeds from Maturities of Securities Available-for-Sale	12,112	21,985
Proceeds for Sales of Securities Available-for-Sale	5,007	—
Repayments of ESOP Loan by Subsidiary	118	109

Net Cash Provided by (Used in) Investing Activities	12,942	(478)

Cash Flows from Financing Activities
Stock Purchased for RRP	—	(3,200)
Purchase of Treasury Stock	(15,595)	(5,208)

Net Cash Used in Financing Activities	(15,595)	(8,408)

Net Decrease in Cash and Cash Equivalents	(1,541)	(3,241)

Cash and Cash Equivalents, Beginning of Year	2,632	5,873

Cash and Cash Equivalents, End of Year	$1,091	$2,632

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 22.	Plan of Reorganization and Stock Issuance

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

Note 23.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from December 31, 2009 through March 15, 2010, the date these financial statements were available to be issued.

On December 14, 2009, the Bank submitted a Capital Distribution Request to the Office of Thrift Supervision, in connection with a proposed dividend from the Bank of New Orleans to Louisiana Bancorp, Inc., which holds 100% of the issued and outstanding stock of the Bank. The amount of the proposed dividend was $3.24 million. Following the payment of the proposed dividend, the Bank would remain well capitalized with Tier 1 capital of 17.19%, and Total Risk Based Capital of 39.22%. On January 5, 2010, the Office of Thrift Supervision approved the request.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held in May 2010 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	739,533	(1)	$11.81	(2)	104,128
Equity compensation plans not approved by security holders	—		—		—

Total	739,533		$11.81		104,128

(1)	Includes 178,336 shares subject to restricted stock grants which were not vested as of December 31, 2009.
(2)	The weighted-average exercise price excludes such restricted stock grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

LOUISIANA BANCORP, INC.

March 23, 2010	By:	/S/ LAWRENCE J. LEBON, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ LAWRENCE J. LEBON, III Lawrence J. LeBon, III	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 23, 2010

/S/ JOHN LEBLANC John LeBlanc	Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 23, 2010

/S/ MAURICE F. EAGAN, JR. Maurice F. Eagan, Jr.	Director	March 23, 2010

/S/ MICHAEL E. GUARISCO Michael E. Guarisco	Director	March 23, 2010

/S/ GORDON K. KONRAD Gordon K. Konrad	Director	March 23, 2010

/S/ BRIAN G. LEBON, SR. Brian G. LeBon, Sr.	Director	March 23, 2010

/S/ IVAN J. MIESTCHOVICH Ivan J. Miestchovich	Director	March 23, 2010