Form 10-Q
period 2010-03-31
LOUISIANA BANCORP INC
filed 2010-05-13
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2010, there were 4,572,329 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) March 31, 2010	December 31, 2009
	(in thousands)
Assets
Cash and Due from Banks	$1,541	$2,317
Short-term Interest-Bearing Deposits	3,953	2,418

Total Cash and Cash Equivalents	5,494	4,735

Certificates of Deposit	931	1,525
Securities Available-for-Sale, at Fair Value (amortized cost of $58,713, and $61,131, respectively)	60,303	62,524
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $92,208, and $98,799, respectively)	87,768	94,546
Loans, Net of Allowance for Loan Losses of $1,704, and $1,661, respectively	164,258	158,446
Accrued Interest Receivable	1,436	1,326
Other Real Estate Owned	1,553	1,573
Stock in Federal Home Loan Bank	1,997	1,995
Premises and Equipment, Net	1,744	1,797
Other Assets	1,047	1,312

Total Assets	$326,531	$329,779

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$6,755	$7,893
Interest-bearing	175,658	180,729

Total deposits	182,413	188,622

Borrowings	69,049	63,810
Advance Payments by Borrowers for Taxes and Insurance	1,513	1,914
Accrued Interest Payable	452	597
Other Liabilities	1,270	1,488

Total Liabilities	254,697	256,431

Commitments and Contigencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized;
6,345,732 Shares Issued; 4,572,329 Shares Outstanding at March 31, 2010 and 4,764,322 Shares Outstanding at December 31, 2009	63	63
Additional Paid-in-Capital	62,603	62,586
Unearned ESOP Shares	(4,442)	(4,442)
Unearned Recognition and Retention Plan Shares	(2,084)	(2,636)
Treasury Stock, at Cost (1,773,403 Shares at March 31, 2010 and 1,581,410 Shares at December 31, 2009)	(23,600)	(20,803)
Retained Earnings	38,245	37,660
Accumulated Other Comprehensive Income	1,049	920

Total Shareholders’ Equity	71,834	73,348

Total Liabilities and Shareholders’ Equity	$326,531	$329,779

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$2,451	$1,838
Mortgage Backed Securities	1,415	2,207
Investment Securities	218	213
Other interest-bearing deposits	9	18

Total Interest and Dividend Income	4,093	4,276

Interest Expense
Deposits	836	944
Borrowings	648	647

Total Interest Expense	1,484	1,591

Net Interest Income	2,609	2,685

Provision for Loan Losses	44	57

Net Interest Income after Provision for Loan Losses	2,565	2,628

Non-Interest Income
Customer Service Fees	65	86
Gain on Sale of Securities	—	91
Other Income	27	26

Total Non-Interest Income	92	203

Non-Interest Expense
Salaries and Employee Benefits	1,177	1,107
Occupancy Expense	275	269
Other Expenses	311	313

Total Non-Interest Expense	1,763	1,689

Income Before Income Tax Expense	894	1,142

Income Tax Expense	309	402

Net Income	$585	$740

Earnings Per Share
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)

Net Income	$585	$740

Other Comprehensive Income
Unrealized Holding Gains Arising During the period	129	298
Reclassification Adjustment for Gains Included in Net Income	—	(91)

Total Other Comprehensive Income	129	207

Comprehensive Income	$714	$947

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Three Months Ended March 31, 2009						740		740
Other Comprehensive Income, Net of Applicable Deferred Income Taxes							207	207
Stock Purchased for Treasury					(6,287)			(6,287)
RRP Shares Earned		(48)		554				506
Stock Option Expense		59						59

Balance at March 31, 2009	$63	$62,316	$(4,696)	$(2,646)	$(11,495)	$35,866	$1,544	$80,952

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Three Months Ended March 31, 2010						585		585
Other Comprehensive Income, Net of Applicable Deferred Income Taxes							129	129
Stock Purchased for Treasury					(2,797)			(2,797)
RRP Shares Earned		(48)		552				504
Stock Option Expense		65						65

Balance at March 31, 2010	$63	$62,603	$(4,442)	$(2,084)	$(23,600)	$38,245	$1,049	$71,834

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$585	$740
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	59	57
Provision for Loan Losses	44	57
Net Increase in RRP Shares Earned	504	506
Stock Option Plan Expense	65	59
Discount Accretion Net of Premium Amortization	(54)	(102)
Gain on Insurance Settlement	—	(2)
Deferred Income Tax Benefit	(14)	(13)
Gain on Sale of Securities	—	(91)
Gain on Sale of Loans	(21)	(4)
Originations of Loans Held-for-Sale	(3,309)	—
Proceeds from Sales of Loans Held-for-Sale	3,331	—
(Increase) Decrease in Accrued Interest Receivable	(110)	267
Impairment of Other Real Estate Owned	20	—
Decrease in Other Assets	212	3
Decrease in Accrued Interest Payable	(145)	(38)
Decrease in Other Liabilities	(218)	(560)

Net Cash Provided by Operating Activities	949	879

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(99)	(1,042)
Purchase of Securities Available-for-Sale	(2,000)	—
Proceeds from Maturities of Certificates of Deposit	693	198
Proceeds from Maturities of Securities Available-for-Sale	4,426	15,948
Proceeds from Maturities of Securities Held-to-Maturity	6,823	10,225
Proceeds from Sales of Securities Available-for-Sale	—	1,849
Net Increase in Loans Receivable	(6,065)	(10,101)
Proceeds from Sales of Loans Held for Investing	208	643
Insurance Proceeds - Property Damage	—	42
Purchase of Property and Equipment	(6)	(116)
Net Increase in Investment in Federal Home Loan Bank Stock	(2)	(3)

Net Cash Provided by Investing Activities	3,978	17,643

	For the Three Months Ended March 31,
	2010	2009
	(In Thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(6,209)	7,655
Decrease in Advances by Borrowers for Taxes and Insurance	(401)	(342)
Increase (Decrease) in Borrowings	5,239	(12,717)
Purchase of Treasury stock	(2,797)	(6,287)

Net Cash Used in Financing Activities	(4,168)	(11,691)

Net Increase in Cash and Cash Equivalents	759	6,831

Cash and Cash Equivalents, Beginning of Year	4,735	4,974

Cash and Cash Equivalents, End of Year	$5,494	$11,805

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,629	$1,629

Income Taxes	$130	$820

Loans Transferred to Other Real Estate Owned During the Period	$—	$—

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of March 31, 2010 or December 31, 2009.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2010 and December 31, 2009, with gross unrealized gains and losses, is as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$475	$48	$—	$523
FNMA	15,656	804	—	16,460
FHLMC	7,310	448	—	7,758

Total Mortgage-Backed Securities	23,441	1,300	—	24,741
U.S. Government and Agency Obligations	35,272	337	(47)	35,562

Total Securities Available-for-Sale	$58,713	$1,637	$(47)	$60,303

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$508	$40	$—	$548
FNMA	17,330	770	—	18,100
FHLMC	8,026	405	—	8,431

Total Mortgage-Backed Securities	25,864	1,215	—	27,079
U.S. Government and Agency Obligations	35,267	348	(170)	35,445

Total Securities Available-for-Sale	$61,131	$1,563	$(170)	$62,524

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of securities classified as held-to-maturity at March 31, 2010 and December 31, 2009, with gross unrealized gains and losses, is as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$11,517	$347	$—	$11,864
FNMA	45,658	2,375	(2)	48,031
FHLMC	26,241	1,690	—	27,931

Total Mortgage-Backed Securities	83,416	4,412	(2)	87,826
U.S. Government and Agency Obligations	3,000	2	—	3,002
Municipal Bonds
Revenue Bonds	285	13	—	298
General Obligation Bonds	1,067	15	—	1,082

Total Municipal Obligations	1,352	28	—	1,380

Total Securities Held-to-Maturity	$87,768	$4,442	$(2)	$92,208

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$12,386	$376	$—	$12,762
FNMA	49,211	2,263	(2)	51,472
FHLMC	28,597	1,600	(1)	30,196

Total Mortgage-Backed Securities	90,194	4,239	(3)	94,430
U.S. Government and Agency Obligations	3,000	—	(15)	2,985
Municipal Bonds
Revenue Bonds	286	14	—	300
General Obligation Bonds	1,066	18	—	1,084

Total Municipal Obligations	1,352	32	—	1,384

Total Securities Held-to-Maturity	$94,546	$4,271	$(18)	$98,799

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2010, are as follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Amounts Maturing in:
Within One Year	$2,400	$2,456	$355	$358
One to Five Years	39,112	37,384	7,547	7,722
Five to Ten Years	4,669	7,118	12,004	12,710
Over Ten Years	12,532	13,345	67,862	71,418

	$58,713	$60,303	$87,768	$92,208

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	47	12,692	—	—

Total	$47	$12,692	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	170	15,295	—	—

Total	$170	$15,295	$—	$—

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	465	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	2	465	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$2	$465	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	477	—	—
FHLMC	—	—	1	43

Total Mortgage-Backed Securities	2	477	1	43
U.S. Government and Agency Obligations	15	2,985	—	—

Total	$17	$3,462	$1	$43

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE 3 – LOANS

The following table summarizes the composition of our loan receivable:

	March 31, 2010	December 31, 2009
	(in thousands)
Loans Secured by First Mortgages on Real Estate
1-4 Family Residential	$90,311	$85,726
Home Equity Loans and Lines	14,605	14,389
Multi-family Residential	9,680	9,423
Non-residential	48,722	47,798
Land	1,143	1,213

Total First Mortgages Secured by Real Estate	164,461	158,549

Consumer and Other Loans
Student Loans	278	485
Loans Secured by Deposits	562	478
Other	880	835

Total Consumer and Other Loans	1,720	1,798

Less:
Allowance for Loan Losses	(1,704)	(1,661)
Net Deferred Loan Origination Fess/Costs	(219)	(240)

Total Loans, Net	$164,258	$158,446

Our loan portfolio does not contain any loans that would be considered subprime, “alt-a”, no-doc, or no-interest.

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	(in thousands)
Balance, Beginning of Period	$1,661	$1,952
Provision (Recovery) for Loan Losses	44	337
Loans Charged-Off	(1)	(628)

Balance, End of Period	$1,704	$1,661

A summary of the loans evaluated for impairment follows:

	March 31, 2010	December 31, 2009
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$923	$937
Imparied Loans Not Requiring a Loss Allowance	292	66

Total Impaired Loans	$1,215	$1,003

Loss Allowance on Impaired Loans	$325	$332

At March 31, 2010 and December 31, 2009, all impaired loans were in nonaccrual status. The Bank did not hold any renegotiated loans on these dates. At March 31, 2010 and December 31, 2009, approximately $24,000 and $12,000 of interest was foregone on nonaccrual loans.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

For all periods presented below, nonaccrual loans are reported exclusive of the allowance for loan loss in accordance with generally accepted accounting principles of the United States of the America.

	March 31, 2010	December 31, 2009
Nonperforming Assets:
Non-Accruing Loans
Real Estate Loans:
One-to Four-Family Residential	$262	$36
Home Equity Loans and Lines	365	378
Multi-Family Residential	515	515
Commercial Real Estate	—	—
Land	—	—
Consumer and Other	73	74

Total Non-Accruing Loans	1,215	1,003

Accruing Loans 90 Days or More Past Due:
Real Estate Loans:
One-to Four-Family Residential	—	—
Home Equity Loans and Lines	—	—
Multi-Family Residential	—	—
Commercial Real Estate	—	—
Land	—	—
Consumer and Other	—	—

Total Accruing Loans 90 Days or More Past Due	—	—

Total Nonperforming Loans	$1,215	$1,003

Real Estate Owned, Net	1,553	1,573

Total Nonperforming Assets	$2,768	$2,576

Troubled Debt Restructurings	—	—

Total Nonperforming Loans as a Percent of Total Loans	0.73%	0.63%

Total Nonperforming Loans as a Percent of Total Assets	0.37%	0.30%

Total Nonperforming Assets as a Percent of Total Assets	0.85%	0.78%

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

	Three Months Ended March 31,
	2010	2009
Net Income	$585,000	$740,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(444,204)	(469,586)
Weighted Average Unearned RRP Shares	(186,710)	(231,370)
Weighted Average Treasury Shares	(1,672,548)	(621,387)

Weighted Average Shares Outstanding for Basic Earnings per Share	4,042,270	5,023,389

Earnings per Share, Basic	$0.14	$0.15

Weighted Average Shares Outstanding for Basic Earnings per Share	4,042,270	5,023,389
Effect of Dilutive Securities	110,822	37,247

Weighted Average Shares Outstanding for Diluted Earnings per Share	4,153,092	5,060,636

Earnings per Shares, Diluted	$0.14	$0.15

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at March 31, 2010 and December 31, 2009, are presented in the following tables:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
March 31, 2010
Tangible Capital	$55,608	17.48%	$4,771	1.50%	N/A	N/A
Core/Leverage Capital	55,608	17.48%	9,542	3.00%	$15,904	5.00%
Tier 1 Risk-Based Capital	55,547	38.44%	5,780	4.00%	8,671	6.00%
Total Risk-Based Capital	56,922	39.39%	11,561	8.00%	14,451	10.00%

December 31, 2009
Tangible Capital	$58,322	18.20%	$4,808	1.50%	N/A	N/A
Core/Leverage Capital	58,322	18.20%	9,615	3.00%	$16,026	5.00%
Tier 1 Risk-Based Capital	58,261	40.55%	5,748	4.00%	8,622	6.00%
Total Risk-Based Capital	59,589	41.47%	11,495	8.00%	14,369	10.00%

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled as follows:

	March 31, 2010	December 31, 2009
	(In Thousands)
Capital Under GAAP	$56,460	$59,043
Unrealized Gains on Available-for-Sale Securities	(852)	(721)

Tier 1 Capital	55,608	58,322
Allowance for Loan Losses	1,375	1,328
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$56,922	$59,589

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

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

	Balance as of March 31, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Description
Available-for-Sale Securities
Mortgage-Backed Securities	$24,741	$—	$24,741	$—
US Government & Agency Obligations	35,562	—	35,562	—

Total	$60,303	$—	$60,303	$—

	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Description
Available-for-Sale Securities
Mortgage-Backed Securities	$27,079	$—	$27,079	$—
US Government & Agency Obligations	35,445	—	35,445	—

Total	$62,524	$—	$62,524	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2010 or December 31, 2009.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

	Balance as of March 31, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Description
Impaired Loans	$598	$—	$425	$173
Other Real Estate Owned	1,553	—	1,553	—

Total	$2,151	$—	$1,978	$173

	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(In Thousands)
Description
Impaired Loans	$605	$—	$425	$180
Other Real Estate Owned	1,573	—	1,573	—

Total	$2,178	$—	$1,998	$180

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at March 31, 2010 or December 31, 2009.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate. Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments. A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$5,494	$5,494	$4,735	$4,735
Certificates of Deposit	931	931	1,525	1,425
Securities	148,071	152,511	157,070	161,323

Loans	165,962	169,781	160,107	162,246
Less Allowance for Loan Losses	(1,704)	(1,704)	(1,661)	(1,661)

Loans, Net of Allowance	164,258	168,077	158,446	160,585

Federal Home Loan Bank Stock	1,997	1,997	1,995	1,995

Financial Liabilities
Deposits	$182,413	$184,786	$188,622	$190,684
Borrowings	69,049	70,332	63,810	67,163

Unrecognized Financial Instruments
Commitments to Extend Credit	$11,033	$10,900	$10,729	$10,727

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets were $326.5 million at March 31, 2010, a decrease of $3.3 million from December 31, 2009. Cash and cash equivalents were $5.5 million and $4.7 million, respectively at March 31, 2010 and December 31, 2009. At March 31, 2010, our investment securities consisted of $38.6 million in US Agency obligations and $1.4 million in municipal bonds compared to $38.4 million in US Agency obligations and $1.4 million in municipal bonds at December 31, 2009. During the first quarter of 2010, total mortgage-backed securities decreased by $9.1 million, to $108.2 million. This decrease in the balance of our mortgage-backed securities was due to the receipt of scheduled principal reductions, in addition to accelerated prepayments of principal associated with the refinancing of the security’s underlying collateral. All of the mortgage-backed securities held by the Company at March 31, 2010, and December 31, 2009, were issued by government-sponsored enterprises, and we held no securities that would be deemed “sub-prime”, “Alt-A”, “interest-only”, or provide for the negative amortization of principal. Net loans receivable were $164.3 million at March 31, 2010, an increase of $5.8 million, or 3.7%, from December 31, 2009. This increase in net loans receivable was due primarily to a $4.6 million increase in the balance of first mortgage loans secured by one-to four-family residences. Total impaired loans were $1.2 million and $1.0 million, respectively, at March 31, 2010 and December 31, 2009. At these dates, our impaired loans were comprised solely of nonaccrual loans. At March 31, 2010, total nonperforming loans were 0.73% of total loans, and 0.37% of total assets. Other real estate owned was $1.6 million at March 31, 2010, a decrease of $20,000 from December 31, 2009. Total nonperforming assets were $2.8 million at March 31, 2010, and $2.6 million at December 31, 2009.

Total deposits were $182.4 million at March 31, 2010, a decrease of $6.2 million from December 31, 2009. During the first quarter of 2010, non-interest bearing deposits decreased by $1.1 million, and interest bearing deposits decreased by $5.1 million. This decrease in deposits during the first quarter of 2010 was partially offset by a $5.2 million increase in total borrowings. These new borrowings were in the form of Federal Home Loan Bank advances, with maturities ranging from five years to ten years, which will provide long-term funding for the growth in our loan portfolio.

Total shareholders’ equity was $71.8 million at March 31, 2010, a decrease of $1.5 million from December 31, 2009. This decrease in shareholders’ equity was primarily due to the Company’s acquisition of 191,993 shares of its common stock during the quarter at an aggregate cost of $2.8 million, pursuant to its publicly announced repurchase plan. The cost of the Company’s repurchase program was partially offset by net income of $585,000, an increase in accumulated other comprehensive income of $129,000, and the release of 43,784 shares held by the Company’s Recognition and Retention Plan Trust, with a cost basis of $552,000, which became vested and were released to participants during the first quarter.

Comparison of Our Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income for the quarter ended March 31, 2010 was $585,000, a decrease of $155,000 from the first quarter of 2009. Net interest income decreased by $76,000 during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Interest income for the first quarter of 2010 compared to the first quarter of 2009 decreased by $183,000 due primarily to a decrease in the average yield of interest-earning assets of 31 basis points. Interest expense for the first quarter of 2010 was $1.5 million, a decrease of $107,000 from the first quarter of 2009. This decrease in interest expense was due primarily to a 34 basis point decline in the average cost of our interest-bearing liabilities, the effect of which was partially offset by a $14.3 million increase in our average balance of interest-bearing liabilities between the respective periods. Non-interest income for the first quarter of 2010 decreased by $111,000 compared to the first quarter of 2009 due

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

primarily to a $91,000 gain on the sale of available-for-sale securities that occurred during the first quarter of 2009. An increase of $70,000 in our salaries and benefits expense during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 contributed to a $74,000 increase in our non-interest expense.

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

	Three months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$161,031	$2,451	6.09%	$114,965	$1,838	6.39%
Mortgage-backed Securities	112,711	1,415	5.02%	166,831	2,207	5.29%
Investment Securities	39,933	218	2.18%	23,555	213	3.62%
Other Interest-Earnings Assets	5,426	9	0.66%	9,103	18	0.79%

Total Interest-Earning Assets	319,101	4,093	5.13%	314,454	4,276	5.44%

Non-Interest Earning Assets	7,900			6,790

Total Assets	$327,001			$321,244

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,544	41	0.38%	$43,024	43	0.40%
Certificates of Deposit	133,817	795	2.38%	116,779	901	3.09%

Total Interest-Bearing Deposits	177,361	836	1.89%	159,803	944	2.36%
Borrowings	66,467	648	3.90%	69,740	647	3.71%

Total Interest-Bearing Liabilities	243,828	1,484	2.43%	229,543	1,591	2.77%

Non-Interest Bearing Liabilities	10,303			7,796

Total Liabilities	254,131			237,339
Stockholders’ Equity	72,870			83,905

Total Liabilities and Stockholders' Equity	$327,001			$321,244

Net Interest-Earning Assets	$75,273			$84,911

Net Interest Income; Average Interest Rate Spread		$2,609	2.70%		$2,685	2.67%

Net Interest Margin (2)			3.27%			3.42%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			130.87%			136.99%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income for the first quarter of 2010 was $2.6 million, a decrease of $76,000 from the first quarter of 2009. Interest income was $4.1 million for the first quarter of 2010 compared to $4.3 million for the first quarter of 2009. The average yield on our interest-earning assets was 5.13% during the first quarter of 2010, a decrease of 31 basis points compared to the first quarter of 2009. Interest income on loans increased by $613,000, to $2.5 million, during the first quarter of 2010 compared to the first quarter of 2009. This increase was due primarily to a $46.1 million increase in the average balance of our loans receivable, the effect of which was reduced by a 30 basis point decrease in the average yield of our loan portfolio. The average balance of our mortgage-backed securities decreased by $54.1 million during the first quarter of 2010 compared to the first quarter of 2009, contributing to a decrease in interest income on mortgage-backed securities of $792,000. Interest income on our investment securities was $218,000 during the first three months of 2010, an increase of $5,000 from the first three months of 2009. The effect on income of a $16.4 million increase in the average balance of our investment securities was offset by a 144 basis point decrease in the average yield of the portfolio.

Interest Expense. Total interest expense was $1.5 million, with our interest-bearing liabilities having an average cost of 2.43% during the first quarter of 2010 compared to $1.6 million and an average cost of 2.77% for the first quarter of 2009. The average balance of our interest-bearing deposits was $177.4 million for the first quarter of 2010, an increase of $17.6 million from the first quarter of 2009. The average rate paid on interest-bearing deposits was 1.89% during the quarter ended March 31, 2010, a decrease of 47 basis points from the quarter ended March 31, 2009. Interest expense on borrowings was $648,000 and $647,000, respectively, for the periods ended March 31, 2010 and 2009. The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.70% for first quarter of 2010, an increase of three basis points from the first quarter of 2009. Our net interest margin for the quarters ended March 31, 2010 and March 31, 2009 was 3.27% and 3.42%, respectively.

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

The Bank recorded a provision for loan losses of $44,000 during the first quarter of 2010, compared to a provision for loan losses of $57,000 during the first quarter of 2009. Our allowance for loan losses was $1.7 million at March 31, 2010, or 140.25% of our non-performing loans. Stated as a percentage of total loans receivable, our allowance for loan losses was 1.03% and 1.04% at March 31, 2010, and December 31, 2009, respectively. During the first quarter of 2010, the Bank recorded net charge-offs of less than $1,000.

Non-interest Income. Our non-interest income for the first quarter of 2010 was $92,000, a decrease of $111,000 from the first quarter of 2009. This decrease in non-interest income was primarily due to a $91,000 gain on the sale of $1.7 million in municipal bonds recorded in the first quarter of 2009, compared to no such gains during the first quarter of 2010. In addition, our customer service fees declined by $21,000 in the first quarter of 2010 compared to the first quarter of 2009 due primarily to a $20,000 reduction in broker fees earned on originations of reverse mortgage loans.

Non-interest Expense. Non-interest expense for the period ended March 31, 2010 was $1.8 million, an increase of $74,000 from the period ended March 31, 2009. Salaries and employee benefits expense was $1.2 million for the first quarter of 2010, an increase of $70,000 compared to the first quarter of 2009. Of this increase, $46,000 was due directly to salaries and employer-paid payroll taxes, and the remaining $24,000 resulted from increases in the cost of our employee stock ownership plan and equity compensation programs. Occupancy expenses were $275,000 for the three month period ended March 31, 2010 and $269,000 for the three month period ended March 31, 2009. Other non-interest expense for the first quarter of 2010 was $311,000, a decrease of $2,000 from the first quarter of 2009. An increase of $36,000 in our FDIC assessment during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, was offset by decreases in advertising expenses, legal expenses, ad valorem taxes and the state of Louisiana franchise tax, which is assessed on the amount of capital invested by the Company in the Bank.

Income Tax Expense. Income tax expense for the first quarter of 2010 was $309,000, a decrease of $93,000 from the first quarter of 2009. This decrease in income tax expense was due primarily to a decrease in pre-tax income of $248,000 between the respective periods.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)—(Continued)

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2010, our cash and cash equivalents amounted to $5.5 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $60.3 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2010, we had certificates of deposit maturing within the next 12 months amounting to $84.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At March 31, 2010, we had $69.0 million in total borrowings, including $43.0 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At March 31, 2010, the Company had $145.1 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2010.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)
Certificates of Deposit	$132,392	$84,092	$28,969	$19,331	$—
FHLB Advances and Other Borrowings	69,049	2,508	22,229	34,677	9,635

Total Long-Term Debt	201,441	86,600	51,198	54,008	9,635
Operating Lease Obligations	$187	$32	$62	$62	$31

Total Contractual Obligations	$201,628	$86,632	$51,260	$54,070	$9,666

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 31-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1) (2)
January 1 - January 31, 2010	—	—	—	100,052
February 1 - February 28, 2010	143,753	$14.51	143,753	189,513
March 1 - March 31, 2010	48,240	14.55	48,240	141,273

Total	191,993	$14.52	191,993

(1)	On December 8, 2009, the Company announced a sixth stock repurchase program to acquire 245,487 shares, or 5% of its outstanding common stock over a six-month period.
(2)	On February 5, 2010, the Company announced a seventh stock repurchase program to acquire up to 5%, or 233,214 shares of its outstanding common stock over a six-month period.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - (Removed and Reserved)

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

LOUISIANA BANCORP, INC.

Date: May 13, 2010	By:	/S/ LAWRENCE J. LEBON, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 13, 2010	By:	/S/ JOHN LEBLANC
John LeBlanc
Senior Vice President and Chief Financial Officer