Form 10-Q
period 2010-06-30
LOUISIANA BANCORP INC
filed 2010-08-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2010, there were 4,185,880 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) June 30, 2010	December 31, 2009
	(in thousands)
Assets
Cash and Due from Banks	$1,882	$2,317
Short-term Interest-Bearing Deposits	8,468	2,418

Total Cash and Cash Equivalents	10,350	4,735

Certificates of Deposit	831	1,525
Securities Available-for-Sale, at Fair Value (amortized cost of $56,114, and $61,131, respectively)	57,829	62,524
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $85,743, and $98,799, respectively)	80,650	94,546
Loans, Net of Allowance for Loan Losses of $1,821, and $1,661, respectively	170,138	158,446
Accrued Interest Receivable	1,264	1,326
Other Real Estate Owned	1,528	1,573
Stock in Federal Home Loan Bank	1,998	1,995
Premises and Equipment, Net	1,690	1,797
Other Assets	1,465	1,312

Total Assets	$327,743	$329,779

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$7,682	$7,893
Interest-bearing	179,696	180,729

Total deposits	187,378	188,622

Borrowings	69,300	63,810
Advance Payments by Borrowers for Taxes and Insurance	1,802	1,914
Accrued Interest Payable	443	597
Other Liabilities	1,616	1,488

Total Liabilities	260,539	256,431

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 4,208,130 Shares Outstanding at June 30, 2010 and 4,764,322 Shares Outstanding at December 31, 2009	63	63
Additional Paid-in-Capital	62,668	62,586
Unearned ESOP Shares	(4,442)	(4,442)
Unearned Recognition and Retention Plan Shares	(2,084)	(2,636)
Treasury Stock, at Cost (2,137,602 Shares at June 30, 2010 and 1,581,410 Shares at December 31, 2009)	(28,981)	(20,803)
Retained Earnings	38,848	37,660
Accumulated Other Comprehensive Income	1,132	920

Total Shareholders’ Equity	67,204	73,348

Total Liabilities and Shareholders’ Equity	$327,743	$329,779

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$2,560	$2,037	$5,011	$3,875
Mortgage Backed Securities	1,293	1,999	2,708	4,206
Investment Securities	224	151	442	364
Other interest-bearing deposits	10	21	19	39

Total Interest and Dividend Income	4,087	4,208	8,180	8,484

Interest Expense
Deposits	801	942	1,637	1,886
Borrowings	675	649	1,323	1,296

Total Interest Expense	1,476	1,591	2,960	3,182

Net Interest Income	2,611	2,617	5,220	5,302

Provision (Recovery) for Loan Losses	114	(4)	158	53

Net Interest Income after Provision (Recovery) for Loan Losses	2,497	2,621	5,062	5,249

Non-Interest Income
Customer Service Fees	94	84	159	170
Gain on Sale of Securities	85	—	85	91
Other Income	54	22	97	48

Total Non-Interest Income	233	106	341	309

Non-Interest Expense
Salaries and Employee Benefits	1,142	1,106	2,319	2,213
Occupancy Expense	289	284	564	553
Other Expenses	378	462	705	775

Total Non-Interest Expense	1,809	1,852	3,588	3,541

Income Before Income Tax Expense	921	875	1,815	2,017

Income Tax Expense	318	313	627	715

Net Income	$603	$562	$1,188	$1,302

Earnings Per Share
Basic	$0.15	$0.12	$0.29	$0.27
Diluted	$0.15	$0.12	$0.29	$0.27

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)

Net Income	$1,188	$1,302

Other Comprehensive Income (Loss), Net of Tax
Unrealized Holding Gains (Losses) Arising During the period	284	(84)
Reclassification Adjustment for Gains Included in Net Income	(72)	(91)

Total Other Comprehensive Income (Loss)	212	(175)

Comprehensive Income	$1,400	$1,127

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Six Months Ended June 30, 2009						1,302		1,302
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes							(175)	(175)
Stock Purchased for Treasury					(7,838)			(7,838)
RRP Shares Earned		(48)		554				506
Stock Option Expense		118						118

Balance at June 30, 2009	$63	$62,375	$(4,696)	$(2,646)	$(13,046)	$36,428	$1,162	$79,640

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Six Months Ended June 30, 2010						1,188		1,188
Other Comprehensive Income, Net of Applicable Deferred Income Taxes							212	212
Stock Purchased for Treasury					(8,178)			(8,178)
RRP Shares Earned		(48)		552				504
Stock Option Expense		130						130

Balance at June 30, 2010	$63	$62,668	$(4,442)	$(2,084)	$(28,981)	$38,848	$1,132	$67,204

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30
	2010	2009
	(in thousands)
Cash Flows from Operating Activities
Net Income	$1,188	$1,302
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	116	117
Provision for Loan Losses	158	53
Net Increase in RRP Shares Earned	504	506
Stock Option Plan Expense	130	118
Discount Accretion Net of Premium Amortization	(113)	(192)
Gain on Insurance Settlement	—	(2)
Deferred Income Tax Benefit	(27)	(27)
Gain on Sale of Securities	(85)	(91)
Gain on Sale of Loans	(54)	(6)
Originations of Loans Held-for-Sale	(8,965)	(2,272)
Proceeds from Sales of Loans Held-for-Sale	9,015	2,272
Decrease in Accrued Interest Receivable	62	306
Impairment of Other Real Estate Owned	45	—
(Increase) Decrease in Other Assets	(235)	38
(Decrease) Increase in Accrued Interest Payable	(154)	5
Increase (Decrease) in Other Liabilities	128	(346)

Net Cash Provided by Operating Activities	1,713	1,781

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(360)	(1,502)
Purchase of Securities Available-for-Sale	(16,994)	(12,993)
Proceeds from Maturities of Certificates of Deposit	1,054	657
Proceeds from Maturities of Securities Available-for-Sale	19,178	27,450
Proceeds from Maturities of Securities Held-to-Maturity	13,874	19,683
Proceeds from Sales of Securities	3,052	1,849
Net Increase in Loans Receivable	(12,335)	(24,912)
Proceeds from Sales of Loans Held for Investing	489	762
Insurance Proceeds - Property Damage	—	42
Purchase of Property and Equipment	(9)	(205)
Net Increase in Investment in Federal Home Loan Bank Stock	(3)	(4)

Net Cash Provided by Investing Activities	7,946	10,827

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(1,244)	13,666
(Decrease) Increase in Advances by Borrowers for Taxes and Insurance	(112)	65
Increase (Decrease) in Borrowings	5,490	(12,444)
Purchase of Treasury stock	(8,178)	(7,838)

Net Cash Used in Financing Activities	(4,044)	(6,551)

Net Increase in Cash and Cash Equivalents	5,615	6,057

Cash and Cash Equivalents, Beginning of Year	4,735	4,974

Cash and Cash Equivalents, End of Year	$10,350	$11,031

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$3,115	$3,177

Income Taxes	$875	$1,444

Loans Transferred to Other Real Estate Owned During the Period	$—	$—

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

INVESTMENT SECURITIES

Securities are being accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities. FASB ASC 320-10 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates these classifications periodically.

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

The Company held no trading securities as of June 30, 2010 or December 31, 2009.

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

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Company’s agreement with the Student Loan Marketing Association (“Sallie Mae”), these loans are transferred to the held-for-sale category and are sold once the student has gone into repayment status. During the second quarter of 2010, the Bank sold the outstanding balance of its student loan portfolio to Sallie Mae. As of June 30, 2010, the Bank will no longer originate student loans under the Sallie Mae agreement.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2010 and December 31, 2009, with gross unrealized gains and losses, follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	13,627	775	—	14,402
FHLMC	6,709	460	—	7,169

Total Mortgage-Backed Securities	20,336	1,235	—	21,571
U.S. Government and Agency Obligations	35,778	480	—	36,258

Total Securities Available-for-Sale	$56,114	$1,715	$—	$57,829

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$508	$40	$—	$548
FNMA	17,330	770	—	18,100
FHLMC	8,026	405	—	8,431

Total Mortgage-Backed Securities	25,864	1,215	—	27,079
U.S. Government and Agency Obligations	35,267	348	(170)	35,445

Total Securities Available-for-Sale	$61,131	$1,563	$(170)	$62,524

A summary of securities classified as held-to-maturity at June 30, 2010 and December 31, 2009, with gross unrealized gains and losses, follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$10,747	$400	$—	$11,147
FNMA	41,244	2,751	—	43,995
FHLMC	24,306	1,910	—	26,216

Total Mortgage-Backed Securities	76,297	5,061	—	81,358
U.S. Government and Agency Obligations	3,000	5	—	3,005
Municipal Bonds
Revenue Bonds	285	11	—	296
General Obligation Bonds	1,068	16	—	1,084

Total Municipal Obligations	1,353	27	—	1,380

Total Securities Held-to-Maturity	$80,650	$5,093	$—	$85,743

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$12,386	$376	$—	$12,762
FNMA	49,211	2,263	(2)	51,472
FHLMC	28,597	1,600	(1)	30,196

Total Mortgage-Backed Securities	90,194	4,239	(3)	94,430
U.S. Government and Agency Obligations	3,000	—	(15)	2,985
Municipal Bonds
Revenue Bonds	286	14	—	300
General Obligation Bonds	1,066	18	—	1,084

Total Municipal Obligations	1,352	32	—	1,384

Total Securities Held-to-Maturity	$94,546	$4,271	$(18)	$98,799

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2010, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Amounts Maturing in:
Within One Year	$1,000	$1,018	$573	$579
One to Five Years	40,170	40,769	6,956	7,108
Five to Ten Years	7,283	7,815	12,704	13,559
Over Ten Years	7,661	8,227	60,417	64,497

	$56,114	$57,829	$80,650	$85,743

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
June 30, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	170	15,295	—	—

Total	$170	$15,295	$—	$—

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
June 30, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

Total Mortgage-Backed Securities	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—
Municipal Bonds	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	477	—	—
FHLMC	—	—	1	43

Total Mortgage-Backed Securities	2	477	1	43
U.S. Government and Agency Obligations	15	2,985	—	—
Municipal Bonds	—	—	—	—

Total	$17	$3,462	$1	$43

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2010 or December 31, 2009.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2010	December 31, 2009
	(in thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$94,353	$85,726
Home Equity Loans and Lines	15,594	14,389
Multi-family Residential	10,317	9,423
Non-residential	49,519	47,798
Land	1,021	1,213

Total Loans Secured by Real Estate	170,804	158,549

Consumer and Other Loans
Student Loans	—	485
Loans Secured by Deposits	535	478
Other	812	835

Total Consumer and Other Loans	1,347	1,798

Less:
Allowance for Loan Losses	(1,821)	(1,661)
Net Deferred Loan Origination Fees/Costs	(192)	(240)

Total Loans, Net	$170,138	$158,446

Our loan portfolio does not contain any loans that would be considered subprime, “alt-a”, no-doc, or no-interest.

An analysis of the allowance for loan losses follows:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
	(in thousands)

Balance, Beginning of Period	$1,661	$1,952
Provision for Loan Losses	158	337
Loans Charged-Off	(1)	(628)
Recoveries on charged off loans	3	—

Balance, End of Period	$1,821	$1,661

A summary of the loans evaluated for impairment follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Impaired Loans Requiring a Loss Allowance	$926	$937
Impaired Loans Not Requiring a Loss Allowance	291	66

Total Impaired Loans	$1,217	$1,003

Loss Allowance on Impaired Loans	$395	$332

At June 30, 2010 and December 31, 2009, all impaired loans were in nonaccrual status. The Bank did not hold any renegotiated loans on these dates. At June 30, 2010 and December 31, 2009, approximately $35,200 and $12,000 of interest was foregone on nonaccrual loans.

For all periods presented below, nonaccrual loans are reported exclusive of the allowance for loan loss in accordance with accounting principles generally accepted in the United States of America.

	June 30, 2010	March 31, 2010	December 31, 2009
Nonperforming Assets:
Non-Accruing Loans
Real Estate Loans:
One-to Four-Family Residential	$22	$262	$36
Home Equity Loans and Lines	609	365	378
Multi-Family Residential	515	515	515
Commercial Real Estate	—	—	—
Land	—	—	—
Consumer and Other	71	73	74

Total Non-Accruing Loans	1,217	1,215	1,003

Accruing Loans 90 Days or More Past Due:
Real Estate Loans:
One-to Four-Family Residential	—	—	—
Home Equity Loans and Lines	—	—	—
Multi-Family Residential	—	—	—
Commercial Real Estate	—	—	—
Land	—	—	—
Consumer and Other	—	—	—

Total Accruing Loans 90 Days or More Past Due	—	—	—

Total Nonperforming Loans	$1,217	$1,215	$1,003

Real Estate Owned, Net	1,528	1,553	1,573

Total Nonperforming Assets	$2,745	$2,768	$2,576

Troubled Debt Restructurings	—	—	—

Total Nonperforming Loans as a Percent of Total Loans	0.71%	0.73%	0.63%

Total Nonperforming Loans as a Percent of Total Assets	0.37%	0.37%	0.30%

Total Nonperforming Assets as a Percent of Total Assets	0.84%	0.85%	0.78%

NOTE 4 – EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) are computed using the weighted average number of shares outstanding as prescribed in FASB ASC 260-10, Earnings per Share. Net income is divided by the weighted average number of shares outstanding during the period to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to dilutive stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Income	$603,000	$562,000	$1,188,000	$1,302,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(444,204)	(469,586)	(444,204)	(469,586)
Weighted Average Unearned RRP Shares	(165,304)	(209,888)	(175,948)	(220,570)
Weighted Average Treasury Shares	(1,830,087)	(993,128)	(1,751,753)	(808,505)

Weighted Average Shares Outstanding for Basic EPS	3,906,137	4,673,130	3,973,827	4,847,071

Earnings per Share, Basic	$0.15	$0.12	$0.29	$0.27

Weighted Average Shares Outstanding for Basic EPS	3,906,137	4,673,130	3,973,827	4,847,071
Effect of Dilutive Securities	113,735	80,374	112,278	58,811

Weighted Average Shares Outstanding for Diluted EPS	4,019,872	4,753,504	4,086,105	4,905,882

Earnings per Shares, Diluted	$0.15	$0.12	$0.29	$0.27

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2010 and December 31, 2009, are presented in the following table:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2010
Tangible Capital	$56,133	17.43%	$4,830	1.50%	N/A	N/A
Core/Leverage Capital	56,133	17.43%	9,660	3.00%	$16,100	5.00%
Tier 1 Risk-Based Capital	56,072	38.06%	5,893	4.00%	8,839	6.00%
Total Risk-Based Capital	57,499	39.03%	11,786	8.00%	14,732	10.00%

December 31, 2009
Tangible Capital	$58,322	18.20%	$4,808	1.50%	N/A	N/A
Core/Leverage Capital	58,322	18.20%	9,615	3.00%	$16,026	5.00%
Tier 1 Risk-Based Capital	58,261	40.55%	5,748	4.00%	8,622	6.00%
Total Risk-Based Capital	59,589	41.47%	11,495	8.00%	14,369	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Capital Under GAAP	$57,095	$59,043
Unrealized Gains on Available-for-Sale Securities	(962)	(721)

Tier 1 Capital	56,133	58,322

Allowance for Loan Losses	1,427	1,328
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$57,499	$59,589

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. All of the mortgage-backed securities reported at fair value on June 30, 2010, and December 31, 2009, were secured by first mortgage loans on residential real estate.

Description	Balance as of June 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$21,571	$—	$21,571	$—
US Government & Agency Obligations	36,258	—	36,258	—

Total	$57,829	$—	$57,829	$—

Description	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$27,079	$—	$27,079	$—
US Government & Agency Obligations	35,445	—	35,445	—

Total	$62,524	$—	$62,524	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2010 or December 31, 2009.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

Description	Balance as of June 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Impaired Loans	$531	$—	$350	$181
Other Real Estate Owned	1,528	—	1,528	—

Total	$2,059	$—	$1,878	$181

Description	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Impaired Loans	$605	$—	$425	$180
Other Real Estate Owned	1,573	—	1,573	—

Total	$2,178	$—	$1,998	$180

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2010 or December 31, 2009.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$10,350	$10,350	$4,735	$4,735
Certificates of Deposit	831	843	1,525	1,425
Securities	138,479	143,572	157,070	161,323

Loans	171,959	177,607	160,107	162,246
Less Allowance for Loan Losses	(1,821)	(1,821)	(1,661)	(1,661)

Loans, Net of Allowance	170,138	175,786	158,446	160,585

Federal Home Loan Bank Stock	1,998	1,998	1,995	1,995

Financial Liabilities
Deposits	$187,378	$190,515	$188,622	$190,684
Borrowings	69,300	73,442	63,810	67,163

Unrecognized Financial Instruments Commitments to Extend Credit	$13,391	$13,180	$10,729	$10,727

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

During the second quarter of 2010, the Deepwater Horizon oil spill began off the coast of Louisiana, resulting in one of the country’s worst environmental disasters. As a result, the fishing and energy industries operating in Southeastern Louisiana and contiguous areas along the Gulf Coast have experienced significant financial hardships. A thorough review of our loan portfolio indicates that the Bank has no direct exposure to either industry. The long-term effects that this disaster may have on tourism in the greater New Orleans metropolitan area remain uncertain and will be closely monitored over the next several quarters. The tourism/hospitality industry is the fourth largest employer in the New Orleans area.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets were $327.7 million at June 30, 2010, a decrease of $2.0 million from December 31, 2009. Cash and cash equivalents were $10.4 million and $4.7 million, respectively, at June 30, 2010 and December 31, 2009. In the aggregate, total U.S. Government and Agency securities and total municipal bonds were $40.6 million at June 30, 2010 and $39.8 million at December 31, 2009. During the six months ended June 30, 2010, total mortgage-backed securities decreased by $19.4 million, to $97.9 million. This decrease in the balance of our mortgage-backed securities was due to the receipt of scheduled principal reductions, in addition to accelerated prepayments of the underlying mortgage loans. All of the mortgage-backed securities held by the Company at June 30, 2010, and December 31, 2009, were issued by government-sponsored enterprises, and we held no securities that would be deemed “sub-prime”, “Alt-A”, “interest-only”, or provide for the negative amortization of principal. Net loans receivable were $170.1 million at June 30, 2010, an increase of $11.7 million, or 7.4%, from December 31, 2009. During the first six months of 2010, first mortgage loans secured by single family residences increased by $8.6 million, home equity loans and lines increased by $1.2 million, and non-residential real estate loans increased by $1.7 million.

Total impaired loans were $1.2 million and $1.0 million, respectively, at June 30, 2010 and December 31, 2009. At these dates, our impaired loans were comprised solely of nonaccrual loans. At June 30, 2010, total nonperforming loans were 0.71% of total loans, and 0.37% of total assets. Other real estate owned was $1.5 million at June 30, 2010, a decrease of $45,000 from December 31, 2009. Total nonperforming assets were $2.7 million at June 30, 2010, and $2.6 million at December 31, 2009.

Total deposits were $187.4 million at June 30, 2010, and $188.6 million at December 31, 2009. Non-interest bearing deposits were $7.7 million and interest-bearing deposits were $179.7 million at June 30, 2010. Total Federal Home Loan Bank advances and other borrowings were $69.3 million at June 30, 2010, an increase of $5.5 million from December 31, 2009. The increase in our total borrowings during the first six months of 2010 were in the form of Federal Home Loan Bank advances, with maturities ranging from five years to ten years, which will provide long-term funding for the growth in our loan portfolio.

Total shareholders’ equity was $67.2 million at June 30, 2010, a decrease of $6.1 million from December 31, 2009. This decrease in shareholders’ equity was primarily due to the Company’s acquisition of an aggregate of 556,192 shares of its common stock during the first six months of 2010, at an aggregate cost of $8.2 million, pursuant to its publicly announced repurchase plan. The cost of the Company’s repurchase program was partially offset by net income of $1.2 million, an increase in accumulated other comprehensive income of $212,000, and the release of 43,784 shares held by the Company’s Recognition and Retention Plan Trust, with a cost basis of $552,000, which became vested and were released to participants during the first quarter of 2010.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2010 and 2009

General. Net income for the quarter ended June 30, 2010 was $603,000, an increase of $41,000 from the second quarter of 2009. Net interest income was $2.6 million for the respective quarters ended June 30, 2010 and 2009. Non-interest income for the second quarter of 2010 was $233,000, an increase of $127,000 from the second quarter of 2009. This increase is primarily attributed to an $85,000 gain on the sale of securities realized during the second quarter of 2010. Non-interest expense was $1.8 million and $1.9 million, respectively, for the three month periods ended June 30, 2010 and 2009. For the six month period ended June 30, 2010, the Company reported net income of $1.2 million, compared to $1.3 million, for the six month period ended June 30, 2009. Net interest income was $5.2 million for the six months ended June 30, 2010, and $5.3 million for the six months ended June 30, 2009. Non-interest income for the six months ended June 30, 2010 was $341,000 compared to $309,000 for the six months ended June 30, 2009, and non-interest expense was $3.6 million and $3.5 million for the respective 2010 and 2009 six month periods.

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

	Three months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$167,219	$2,560	6.12%	$127,684	$2,037	6.38%
Mortgage-backed Securities	103,209	1,293	5.01%	153,101	1,999	5.22%
Investment Securities	40,885	224	2.19%	19,801	151	3.05%
Other Interest-Earning Assets	10,200	10	0.39%	12,447	21	0.67%

Total Interest-Earning Assets	321,513	4,087	5.08%	313,033	4,208	5.38%

Non-Interest Earning Assets	7,754			5,932

Total Assets	$329,267			$318,965

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$42,977	40	0.37%	$43,243	45	0.42%
Certificates of Deposit	135,334	761	2.25%	122,885	897	2.92%

Total Interest-Bearing Deposits	178,311	801	1.80%	166,128	942	2.27%

Borrowings	69,004	675	3.91%	63,925	649	4.06%

Total Interest-Bearing Liabilities	247,315	1,476	2.39%	230,053	1,591	2.77%

Non-Interest Bearing Liabilities	11,105			8,671

Total Liabilities	258,420			238,724

Stockholders’ Equity	70,847			80,241

Total Liabilities and Stockholders’ Equity	$329,267			$318,965

Net Interest-Earning Assets	$74,198			$82,980

Net Interest Income; Average Interest Rate Spread		$2,611	2.69%		$2,617	2.61%

Net Interest Margin (2)			3.25%			3.34%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			130.00%			136.07%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$164,114	$5,011	6.11%	$121,429	$3,875	6.38%
Mortgage-backed Securities	107,932	2,708	5.02%	159,793	4,206	5.26%
Investment Securities	40,480	442	2.18%	22,656	364	3.21%
Other Interest-Earning Assets	7,946	19	0.48%	10,366	39	0.75%

Total Interest-Earning Assets	320,472	8,180	5.10%	314,244	8,484	5.40%

Non-Interest Earning Assets	7,890			6,336

Total Assets	$328,362			$320,580

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,259	81	0.37%	$43,089	88	0.41%
Certificates of Deposit	134,887	1,556	2.31%	119,714	1,798	3.00%

Total Interest-Bearing Deposits	178,146	1,637	1.84%	162,803	1,886	2.32%

Borrowings	67,547	1,323	3.92%	67,245	1,296	3.85%

Total Interest-Bearing Liabilities	245,693	2,960	2.41%	230,048	3,182	2.77%

Non-Interest Bearing Liabilities	10,806			8,299

Total Liabilities	256,499			238,347

Stockholders’ Equity	71,863			82,233

Total Liabilities and Stockholders’ Equity	$328,362			$320,580

Net Interest-Earning Assets	$74,779			$84,196

Net Interest Income; Average Interest Rate Spread		$5,220	2.69%		$5,302	2.63%

Net Interest Margin (2)			3.26%			3.37%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			130.44%			136.60%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income was $2.6 million for both the second quarter of 2010 and the second quarter of 2009. Interest income was $4.1 million for the second quarter of 2010, a decrease of $121,000 from the second quarter of 2009. The average yield on our interest-earning assets was 5.08% during the second quarter of 2010, a decrease of 30 basis points compared to the second quarter of 2009. Interest income on loans increased by $523,000, to $2.6 million, during the second quarter of 2010 compared to the second quarter of 2009. This increase was due primarily to a $39.5 million increase in the average balance of our loans receivable, the effect of which was partially offset by a 26 basis point decrease in the average yield of our loan portfolio. The average balance of our mortgage-backed securities decreased by $49.9 million during the second quarter of 2010 compared to the second quarter of 2009, contributing to a decrease in interest income on mortgage-backed securities of $706,000. During the second quarter of 2010, the average balance of our investment securities was $40.9 million, compared to $19.8 million during the second quarter of 2009, with a weighted average yield for the 2010 period of 2.19%. Our investment securities portfolio at June 30, 2010 was exclusively composed of U.S. Agency obligations with remaining maturities of 24 to 42 months. Net interest income for the six months ended June 30, 2010 was $5.2 million, a decrease of $82,000 from the six months ended June 30, 2009. Interest income for the respective six month periods ended June 30, 2010 and 2009, was $8.2 million and $8.5 million. The average yield on our interest-earnings assets was 5.10% for the first six months of 2010, and 5.40% for the first six months of 2009. Interest income on loans receivable was $5.0 million and $3.9 million, respectively, for the six month periods ended June 30, 2010 and June 30, 2009. The average balance of our loans receivable was $164.1 million with an average yield for the period of 6.11% during the six months ended June 30, 2010 compared to an average balance of $121.4 million with an average yield of 6.38% for the six months ended June 30, 2009. Interest income on mortgage-backed securities was $2.7 million for the first half of 2010, a decrease of $1.5 million from the first half of 2009. The average balance of our mortgage-backed securities during the first six months of 2010 was $107.9 million, which earned an average yield of 5.02% compared to an average balance of $159.8 million during the first six months of 2009, at an average yield of 5.26%. The decline in the balance of our mortgage-backed securities, for both the three month and six month periods presented was due to accelerated prepayments of principal associated with the refinancing of the underlying mortgage loans. During the first six months of 2010, the Company earned interest income of $442,000 on an average investment securities portfolio of $40.5 million, compared to interest income of $364,000 on an average investment securities balance of $22.7 million, during the first six months of 2009.

Interest Expense. Total interest expense was $1.5 million, with our interest-bearing liabilities having an average cost of 2.39% during the second quarter of 2010, compared to $1.6 million and an average cost of 2.77% for the second quarter of 2009. Average interest-bearing deposits were $178.3 million for the second quarter of 2010, an increase of $12.2 million from the second quarter of 2009. At June 30, 2010, our average interest-bearing deposits consisted of $43.0 million in non-maturity deposits and $135.3 million in certificates of deposits. The average rate paid on interest-bearing deposits was 1.80% during the quarter ended June 30, 2010, a decrease of 47 basis points from the quarter ended June 30, 2009. Interest expense on borrowings was $675,000 and $649,000, respectively, for the three month periods ended June 30, 2010 and 2009. The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.69% for second quarter of 2010, an increase of eight basis points from the second quarter of 2009. For the six month period ended June 30, 2010, total interest expense was $3.0 million, a decrease of $222,000 compared to the six month period ended June 30, 2009. The average balance of our interest-bearing liabilities increased by $15.6 million during the first half of 2010 compared to the first half of 2009, and the average interest rate paid on interest-bearing liabilities decreased by 36 basis points. The average interest rate spread for the six month periods ended June 30, 2010 and 2009, was 2.69% and 2.63%, respectively. Our net interest margin for the six month period ended June 30, 2010 was 3.26%, a decrease of 11 basis points from the six month period ended June 30, 2009.

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

The Bank recorded provisions for loan losses of $114,000 during the second quarter of 2010, compared to net recoveries of its provision for loan losses of $4,000 during the second quarter of 2009. For the six month period ended June 30, 2010, the Bank recorded provisions for loan losses of $158,000, an increase of $105,000 compared to the first six months of 2009. During the six months ended June 30, 2010, the Bank charged-off $1,000 against its allowance for loan losses, compared to no charge-offs during the six months ended June 30, 2009. Our allowance for loan losses was $1.8 million at June 30, 2010, or 149.63% of our non-performing loans at such date. Stated as a percentage of total loans receivable, our allowance for loan losses was 1.06% and 1.04% at June 30, 2010 and December 31, 2009, respectively.

Non-interest Income. Our non-interest income for the second quarter of 2010 was $233,000, an increase of $127,000 from the second quarter of 2009. Customer service fees, which are primarily comprised of fees earned on transaction accounts and broker fees earned on certain loan sales, were $94,000 during the second quarter of 2010, an increase of $10,000 from the second quarter of 2009. During the second quarter of 2010, the Company realized an aggregate gain of $85,000 on the sale of $2.4 million in US Agency securities and $570,000 in mortgage-backed securities. There were no such transactions recorded during the second quarter of 2009. Other non-interest income was $54,000 for the second quarter of 2010, an increase of $32,000 from the second quarter of 2009. This increase was primarily due to an increase of $29,000 in gains on residential mortgage loans sold in the secondary market. Non-interest income for the six month periods ended June 30, 2010 and 2009 was $341,000 and $309,000, respectively. During the first half of 2010, customer service fees were $159,000, a decrease of $11,000 from the first half of 2009. Gains on the sale of securities were $85,000 and $91,000 for the respective six month periods in 2010 and 2009. Other non-interest income increased by $49,000 during the six month period ended June 30, 2010 compared to the period ended June 30, 2009 due to a $50,000 increase in gains realized on the sale of residential mortgage loans.

Non-interest Expense. Non-interest expense for the quarter ended June 30, 2010 was $1.8 million, a decrease of $43,000 from the quarter ended June 30, 2009. Salaries and employee benefits expense was $1.1 million for both the second quarter of 2010 and the second quarter of 2009. Occupancy expenses were $289,000 and $284,000 for the respective quarters ended June 30, 2010, and 2009. Other non-interest expense was $378,000 for the June 30, 2010 quarter, a decrease of $84,000 from the June 30, 2009 quarter. This decrease was primarily due to a $93,000 decrease in the Bank’s aggregate FDIC obligations for the 2010 period compared to the 2009 period. An increase of $32,000 in the Bank’s FDIC deposit insurance premium during the second quarter of 2010 compared to the second quarter of 2009 was offset by an industry-wide FDIC special assessment during the second quarter of 2009. The Bank’s portion of this one-time assessment in 2009 was $125,000. Non-interest expense for the six months ended June 30, 2010 was $3.6 million, an increase of $47,000 from the six months ended June 30, 2009. Salaries and benefits expense increased by $106,000, to $ 2.3 million, during the first half of 2010 compared to the first half of 2009. This increase is primarily attributed to higher levels of base compensation and increased employee stock ownership plan expenses. Occupancy expenses were $564,000 and $553,000, respectively, for the six month periods ended June 30, 2010 and 2009. Other non-interest expense for the first six months of 2010 was $705,000, a decrease of $70,000 from the first six months of 2009. In addition to the decrease attributed to the previously referenced reduction in aggregate FDIC obligations, the Company recognized decreases in the Louisiana bank shares tax, advertising expenses, and legal fees. For the three month and six month periods ended June 30, 2010, the Company reported efficiency ratios of 63.61% and 64.52%.

Income Tax Expense. Income tax expense for the second quarter of 2010 was $318,000, an increase of $5,000 from the second quarter of 2009. For the respective six month periods ended June 30, 2010, and 2009, income tax expense was $627,000 and $715,000.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2010, our cash and cash equivalents amounted to $10.4 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $57.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2010, we had certificates of deposit maturing within the next 12 months amounting to $86.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At June 30, 2010, we had $69.3 million in total borrowings, including $43.3 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for advances. At June 30, 2010, the Company had $137.1 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2010.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)
Certificates of Deposit	$137,380	$86,418	$30,094	$20,868	$—
FHLB Advances and Other Borrowings	69,300	5,435	45,953	8,235	9,677

Total Long-Term Debt	206,680	91,853	76,047	29,103	9,677

Operating Lease Obligations	$179	$32	$62	$62	$23

Total Contractual Obligations	$206,859	$91,885	$76,109	$29,165	$9,700

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1) (2)

April 1 - April 30, 2010	—	—	—	141,273
May 1 - May 31, 2010	2,578	$14.50	2,578	138,695
June 1 - June 30, 2010	361,621	14.73	361,621	—

Total	364,199	$14.73	364,199

(1)	On February 5, 2010, the Company announced a seventh stock repurchase program to acquire up to 5%, or 233,214 shares of its outstanding common stock over a six-month period.
(2)	On June 7, 2010, the Company announced an eighth stock repurchase program to acquire up to 5%, or 222,926 shares of its outstanding common stock over a six-month period. The repurchase program was completed on June 23, 2010.

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

LOUISIANA BANCORP, INC.

Date: August 12, 2010	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer