Form 10-Q
period 2010-09-30
LOUISIANA BANCORP INC
filed 2010-11-12
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2010, there were 3,788,838 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) September 30, 2010	December 31, 2009
	(in thousands)
Assets
Cash and Due from Banks	$1,869	$2,317
Short-term Interest-Bearing Deposits	4,690	2,418

Total Cash and Cash Equivalents	6,559	4,735

Certificates of Deposit	635	1,525
Securities Available-for-Sale, at Fair Value (amortized cost of $55,755, and $61,131, respectively)	57,153	62,524
Securities Held-to-Maturity, at Amortized Cost (estimated fair value of $75,084, and $98,799, respectively)	70,835	94,546
Loans, Net of Allowance for Loan Losses of $1,903, and $1,661, respectively	179,067	158,446
Accrued Interest Receivable	1,321	1,326
Other Real Estate Owned	1,421	1,573
Stock in Federal Home Loan Bank	2,000	1,995
Premises and Equipment, Net	1,723	1,797
Other Assets	1,676	1,312

Total Assets	$322,390	$329,779

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$7,287	$7,893
Interest-bearing	180,143	180,729

Total deposits	187,430	188,622

Borrowings	68,564	63,810
Advance Payments by Borrowers for Taxes and Insurance	2,377	1,914
Accrued Interest Payable	432	597
Other Liabilities	1,987	1,488

Total Liabilities	260,790	256,431

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,797,838 Shares Outstanding at September 30, 2010 and 4,764,322 Shares Outstanding at December 31, 2009	63	63
Additional Paid-in-Capital	62,719	62,586
Unearned ESOP Shares	(4,442)	(4,442)
Unearned Recognition and Retention Plan Shares	(2,084)	(2,636)
Treasury Stock, at Cost (2,547,894 Shares at September 30, 2010 and 1,581,410 Shares at December 31, 2009)	(35,043)	(20,803)
Retained Earnings	39,465	37,660
Accumulated Other Comprehensive Income	922	920

Total Shareholders’ Equity	61,600	73,348

Total Liabilities and Shareholders’ Equity	$322,390	$329,779

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest and Dividend Income
Loans, Including Fees	$2,652	$2,180	$7,663	$6,055
Mortgage Backed Securities	1,168	1,786	3,876	5,992
Investment Securities	196	174	637	538
Other interest-bearing deposits	11	18	31	57

Total Interest and Dividend Income	4,027	4,158	12,207	12,642

Interest Expense
Deposits	798	913	2,434	2,799
Borrowings	675	646	1,998	1,942

Total Interest Expense	1,473	1,559	4,432	4,741

Net Interest Income	2,554	2,599	7,775	7,901

Provision for Loan Losses	82	73	241	126

Net Interest Income after Provision for Loan Losses	2,472	2,526	7,534	7,775

Non-Interest Income
Customer Service Fees	87	76	247	246
Gain on Sale of Securities	119	—	204	91
Other Income	74	21	171	69

Total Non-Interest Income	280	97	622	406

Non-Interest Expense
Salaries and Employee Benefits	1,112	1,068	3,431	3,281
Occupancy Expense	276	298	840	851
Other Expenses	430	378	1,135	1,153

Total Non-Interest Expense	1,818	1,744	5,406	5,285

Income Before Income Tax Expense	934	879	2,750	2,896

Income Tax Expense	317	315	945	1,030

Net Income	$617	$564	$1,805	$1,866

Earnings Per Share
Basic	$0.18	$0.12	$0.47	$0.39
Diluted	$0.17	$0.12	$0.46	$0.39

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(in thousands)

Net Income	$1,805	$1,866

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the period	196	304
Reclassification Adjustment for Gains Included in Net Income	(194)	(91)

Total Other Comprehensive Income	2	213

Comprehensive Income	$1,807	$2,079

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Nine Months Ended September 30, 2009						1,866		1,866
Other Comprehensive Income,
Net of Applicable
Deferred Income Taxes							213	213
Stock Purchased for Treasury					(9,356)			(9,356)
RRP Shares Earned		(48)		554				506
Stock Option Expense		177						177

Balance at September 30, 2009	$63	$62,434	$(4,696)	$(2,646)	$(14,564)	$36,992	$1,550	$79,133

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Nine Months Ended September 30, 2010						1,805		1,805
Other Comprehensive Income,
Net of Applicable
Deferred Income Taxes							2	2
Stock Purchased for Treasury					(14,240)			(14,240)
RRP Shares Earned		(48)		552				504
Stock Option Expense		181						181

Balance at September 30, 2010	$63	$62,719	$(4,442)	$(2,084)	$(35,043)	$39,465	$922	$61,600

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30
	2010	2009
	(in thousands)

Cash Flows from Operating Activities
Net Income	$1,805	$1,866
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	168	177
Provision for Loan Losses	241	126
Net Increase in RRP Shares Earned	504	506
Stock Option Plan Expense	181	177
Discount Accretion Net of Premium Amortization	(177)	(258)
Gain on Insurance Settlement	—	(2)
Deferred Income Tax Benefit	(40)	(40)
Gain on Sale of Securities	(204)	(91)
Gain on Sale of Loans	(110)	(8)
Originations of Loans Held-for-Sale	(16,675)	(4,548)
Proceeds from Sales of Loans Held-for-Sale	16,803	4,547
Decrease in Accrued Interest Receivable	5	214
Impairment of Other Real Estate Owned	152	—
Increase in Other Assets	(326)	(184)
Decrease in Accrued Interest Payable	(165)	(88)
Increase (Decrease) in Other Liabilities	499	(18)

Net Cash Provided by Operating Activities	2,661	2,376

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(427)	(1,666)
Purchase of Securities Available-for-Sale	(27,995)	(21,991)
Purchase of Securities Held-to-Maturity	—	(5,601)
Proceeds from Maturities of Certificates of Deposit	1,317	1,368
Proceeds from Maturities of Securities Available-for-Sale	27,959	34,654
Proceeds from Maturities of Securities Held-to-Maturity	23,743	27,002
Proceeds from Sales of Securities	5,760	1,849
Net Increase in Loans Receivable	(21,369)	(34,551)
Proceeds from Sales of Loans Held for Investing	489	861
Insurance Proceeds - Property Damage	—	42
Purchase of Property and Equipment	(94)	(246)
Net Increase in Investment in Federal Home Loan Bank Stock	(5)	(5)

Net Cash Provided by Investing Activities	9,378	1,716

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
	2010	2009
	(in thousands)

Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(1,192)	26,020
Increase in Advances by Borrowers for Taxes and Insurance	463	541
Increase (Decrease) in Borrowings	4,754	(15,142)
Purchase of Treasury stock	(14,240)	(9,356)

Net Cash (Used in) Provided by Financing Activities	(10,215)	2,063

Net Increase in Cash and Cash Equivalents	1,824	6,155

Cash and Cash Equivalents, Beginning of Year	4,735	4,974

Cash and Cash Equivalents, End of Year	$6,559	$11,129

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$4,597	$4,830

Income Taxes	$1,323	$2,098

Loans Transferred to Other Real Estate Owned During the Period	$—	$553

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of September 30, 2010 or December 31, 2009.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2010 and December 31, 2009, with gross unrealized gains and losses, follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	11,370	642	—	12,012
FHLMC	5,327	339	—	5,666

Total Mortgage-Backed Securities	16,697	981	—	17,678
U.S. Government and Agency Obligations	39,058	417	—	39,475

Total Securities Available-for-Sale	$55,755	$1,398	$—	$57,153

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$508	$40	$—	$548
FNMA	17,330	770	—	18,100
FHLMC	8,026	405	—	8,431

Total Mortgage-Backed Securities	25,864	1,215	—	27,079
U.S. Government and Agency Obligations	35,267	348	(170)	35,445

Total Securities Available-for-Sale	$61,131	$1,563	$(170)	$62,524

A summary of securities classified as held-to-maturity at September 30, 2010 and December 31, 2009, with gross unrealized gains and losses, follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$9,970	$385	$—	$10,355
FNMA	37,462	2,301	—	39,763
FHLMC	22,050	1,541	—	23,591

Total Mortgage-Backed Securities	69,482	4,227	—	73,709
U.S. Government and Agency Obligations	—	—	—	—
Municipal Bonds
Revenue Bonds	285	10	—	295
General Obligation Bonds	1,068	12	—	1,080

Total Municipal Obligations	1,353	22	—	1,375

Total Securities Held-to-Maturity	$70,835	$4,249	$—	$75,084

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$12,386	$376	$—	$12,762
FNMA	49,211	2,263	(2)	51,472
FHLMC	28,597	1,600	(1)	30,196

Total Mortgage-Backed Securities	90,194	4,239	(3)	94,430
U.S. Government and Agency Obligations	3,000	—	(15)	2,985
Municipal Bonds
Revenue Bonds	286	14	—	300
General Obligation Bonds	1,066	18	—	1,084

Total Municipal Obligations	1,352	32	—	1,384

Total Securities Held-to-Maturity	$94,546	$4,271	$(18)	$98,799

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2010, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Amounts Maturing in:
Within One Year	$—	$—	$856	$873
One to Five Years	43,661	44,239	3,261	3,384
Five to Ten Years	5,997	6,407	13,443	14,308
Over Ten Years	6,097	6,507	53,275	56,519

	$55,755	$57,153	$70,835	$75,084

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
September 30, 2010
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
September 30, 2010
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

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010 or December 31, 2009.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	September 30, 2010	December 31, 2009
	(in thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$100,113	$85,726
Home Equity Loans and Lines	15,868	14,389
Multi-family Residential	10,841	9,423
Non-residential	52,000	47,798
Land	964	1,213

Total Loans Secured by Real Estate	179,786	158,549

Consumer and Other Loans
Student Loans	—	485
Loans Secured by Deposits	454	478
Other	920	835

Total Consumer and Other Loans	1,374	1,798

Less:
Allowance for Loan Losses	(1,903)	(1,661)
Net Deferred Loan Origination Fess/Costs	(190)	(240)

Total Loans, Net	$179,067	$158,446

Our loan portfolio does not contain any loans that would be considered subprime, “alt-a”, no-doc, or no-interest.

An analysis of the allowance for loan losses follows:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
	(in thousands)

Balance, Beginning of Period	$1,661	$1,952
Provision for Loan Losses	241	337
Loans Charged-Off	(2)	(628)
Recoveries on charged off loans	3	—

Balance, End of Period	$1,903	$1,661

A summary of the loans evaluated for impairment follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Impaired Loans Requiring a Loss Allowance	$920	$937
Impaired Loans Not Requiring a Loss Allowance	410	66

Total Impaired Loans	$1,330	$1,003

Loss Allowance on Impaired Loans	$391	$332

At September 30, 2010 and December 31, 2009, all impaired loans were in nonaccrual status. The Bank did not hold any renegotiated loans on these dates. At September 30, 2010 and December 31, 2009, approximately $53,000 and $12,000 of interest was foregone on nonaccrual loans.

For all periods presented below, nonaccrual loans are reported exclusive of the allowance for loan loss in accordance with accounting principles generally accepted in the United States of America.

	9/30/2010	6/30/2010	3/31/2010	12/31/2009
	(Dollars in Thousands)
Nonperforming Assets:
Non-Accruing Loans
Real Estate Loans:
One-to Four-Family Residential	$34	$22	$262	$36
Home Equity Loans and Lines	711	609	365	378
Multi-Family Residential	515	515	515	515
Commercial Real Estate	—	—	—	—
Land	—	—	—	—
Consumer and Other	70	71	73	74

Total Non-Accruing Loans	1,330	1,217	1,215	1,003

Accruing Loans 90 Days or More Past Due:
Real Estate Loans:
One-to Four-Family Residential	—	—	—	—
Home Equity Loans and Lines	—	—	—	—
Multi-Family Residential	—	—	—	—
Commercial Real Estate	—	—	—	—
Land	—	—	—	—
Consumer and Other	—	—	—	—

Total Accruing Loans 90 Days or More Past Due	—	—	—	—

Total Nonperforming Loans	$1,330	$1,217	$1,215	$1,003

Real Estate Owned, Net	1,421	1,528	1,553	1,573

Total Nonperforming Assets	$2,751	$2,745	$2,768	$2,576

Troubled Debt Restructurings	—	—	—	—

Total Nonperforming Loans as a Percent of Total Loans	0.73%	0.71%	0.73%	0.63%

Total Nonperforming Loans as a Percent of Total Assets	0.41%	0.37%	0.37%	0.30%

Total Nonperforming Assets as a Percent of Total Assets	0.85%	0.84%	0.85%	0.78%

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Net Income	$617,000	$564,000	$1,805,000	$1,866,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(444,204)	(469,586)	(444,204)	(469,586)
Weighted Average Unearned RRP Shares	(165,304)	(209,888)	(172,361)	(216,970)
Weighted Average Treasury Shares	(2,245,438)	(1,071,859)	(1,918,123)	(897,254)

Weighted Average Shares Outstanding for Basic EPS	3,490,786	4,594,399	3,811,044	4,761,922

Earnings per Share, Basic	$0.18	$0.12	$0.47	$0.39

Weighted Average Shares Outstanding for Basic EPS	3,490,786	4,594,399	3,811,044	4,761,922
Effect of Dilutive Securities	103,512	74,359	109,356	63,993

Weighted Average Shares Outstanding for Diluted EPS	3,594,298	4,668,758	3,920,400	4,825,915

Earnings per Shares, Diluted	$0.17	$0.12	$0.46	$0.39

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2010 and December 31, 2009, are presented in the following table:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2010
Tangible Capital	$49,976	15.63%	$4,796	1.50%	N/A	N/A
Core/Leverage Capital	49,976	15.63%	9,593	3.00%	$15,988	5.00%
Tier 1 Risk-Based Capital	49,915	33.21%	6,013	4.00%	9,019	6.00%
Total Risk-Based Capital	51,421	34.21%	12,026	8.00%	15,032	10.00%

December 31, 2009
Tangible Capital	$58,322	18.20%	$4,808	1.50%	N/A	N/A
Core/Leverage Capital	58,322	18.20%	9,615	3.00%	$16,026	5.00%
Tier 1 Risk-Based Capital	58,261	40.55%	5,748	4.00%	8,622	6.00%
Total Risk-Based Capital	59,589	41.47%	11,495	8.00%	14,369	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	September 30, 2010	December 31, 2009
	(in thousands)

Capital Under GAAP	$50,825	$59,043
Unrealized Gains on Available-for-Sale Securities	(849)	(721)

Tier 1 Capital	49,976	58,322

Allowance for Loan Losses	1,506	1,328
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$51,421	$59,589

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009. All of the mortgage-backed securities reported at fair value on September 30, 2010, and December 31, 2009, were secured by first mortgage loans on residential real estate.

Description	Balance as of September 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$17,678	$—	$17,678	$—
US Government & Agency Obligations	39,475	—	39,475	—
Loans held-for-sale	2,160	2,160	—	—

Total	$59,313	$2,160	$57,153	$—

Description	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$27,079	$—	$27,079	$—
US Government & Agency Obligations	35,445	—	35,445	—
Loans held-for-sale	—	—	—	—

Total	$62,524	$—	$62,524	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2010 or December 31, 2009.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009.

Description	Balance as of September 30, 2010	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Impaired Loans	$577	$—	$350	$227
Other Real Estate Owned	1,421	—	1,421	—

Total	$1,998	$—	$1,771	$227

Description	Balance as of December 31, 2009	Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Impaired Loans	$605	$—	$425	$180
Other Real Estate Owned	1,573	—	1,573	—

Total	$2,178	$—	$1,998	$180

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2010 or December 31, 2009.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$6,559	$6,559	$4,735	$4,735
Certificates of Deposit	635	644	1,525	1,425
Securities	127,988	132,237	157,070	161,323

Loans	180,970	189,275	160,107	162,246
Less Allowance for Loan Losses	(1,903)	(1,903)	(1,661)	(1,661)

Loans, Net of Allowance	179,067	187,372	158,446	160,585

Federal Home Loan Bank Stock	2,000	2,000	1,995	1,995

Financial Liabilities
Deposits	$187,430	$195,169	$188,622	$190,684
Borrowings	68,564	73,155	63,810	67,163

Unrecognized Financial Instruments
Commitments to Extend Credit	$12,918	$12,686	$10,729	$10,727

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

General

The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for, or recoveries from, the allowance for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

During the second quarter of 2010, the Deepwater Horizon oil spill began off the coast of Louisiana, resulting in one of the country’s worst environmental disasters. On September 19, 2010, the relief well process was completed and the leak was sealed. Clean-up efforts are on-going across the affected regions of the Gulf Coast and are expected to continue for quite some time. The long-term effects on the fishing and coastal tourism industries operating in Southeastern Louisiana and contiguous areas along the Gulf Coast remain uncertain. A thorough review of our loan portfolio indicates that the Bank has no direct exposure to either industry.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets were $322.4 million at September 30, 2010, a decrease of $7.4 million from December 31, 2009. Cash and cash equivalents were $6.6 million and $4.7 million at September 30, 2010 and December 31, 2009, respectively. Total investment securities were $40.8 million at September 30, 2010 and $39.8 million at December 31, 2009. Our investment securities portfolio consists of U.S. Agency debt securities and municipal bonds. During the nine months ended September 30, 2010, total mortgage-backed securities decreased by $30.1 million, to $87.2 million. This decrease in the balance of our mortgage-backed securities was due to the receipt of scheduled principal reductions in addition to accelerated prepayments of the underlying mortgage loans. All of the mortgage-backed securities held by the Company at September 30, 2010, and December 31, 2009, were issued by government-sponsored enterprises, and we held no securities that would be deemed “sub-prime”, “Alt-A”, “interest-only”, or provide for the negative amortization of principal. Net loans receivable were $179.1 million at September 30, 2010, an increase of $20.6 million, or 13.0%, from December 31, 2009. During the nine months ended September 30, 2010, first mortgage loans secured by single family residences increased by $14.4 million, home equity loans and lines increased by $1.5 million, multi-family residential loans increased by $1.4 million, and non-residential real estate loans increased by $4.2 million.

Total impaired loans were $1.3 million and $1.0 million, respectively, at September 30, 2010 and December 31, 2009. At these dates, our impaired loans were comprised solely of nonaccrual loans. At September 30, 2010, total nonperforming loans were 0.73% of total loans, and 0.41% of total assets. Other real estate owned was $1.4 million at September 30, 2010, and $1.6 million at December 31, 2009. During the nine months ended September 30, 2010, the Bank recognized additional impairment charges against its other real estate owned of $152,000. At September 30, 2010, our other real estate owned consisted a single-family residence located in suburban New Orleans with a fair market value of $975,000 and a $1 million participation interest in a $170 million construction loan to finance a multi-use property in Baton Rouge, Louisiana. The fair market value of our participation interest in this project was $446,000 at September 30, 2010. Total nonperforming assets were $2.8 million at September 30, 2010, and $2.6 million at December 31, 2009.

Total deposits were $187.4 million at September 30, 2010, and $188.6 million at December 31, 2009. At September 30, 2010, total non-interest bearing deposits were $7.3 million and interest-bearing deposits were $180.1 million. Total Federal Home Loan Bank advances and other borrowings were $68.6 million at September 30, 2010, an increase of $4.8 million from December 31, 2009. We have increased our total borrowings in the form of Federal Home Loan Bank advances, with maturities ranging from five years to ten years, which will provide long-term funding for the growth in our loan portfolio.

Total shareholders’ equity was $61.6 million at September 30, 2010, a decrease of $11.7 million from December 31, 2009. This decrease in shareholders’ equity was primarily due to the Company’s acquisition of an aggregate of 966,484 shares of its common stock during the first nine months of 2010, at an aggregate cost of $14.2 million, pursuant to its publicly announced repurchase plans. The cost of the Company’s repurchase programs were partially offset by net income of $1.8 million, and the release of 43,784 shares held by the Company’s Recognition and Retention Plan Trust, with a cost basis of $552,000, which became vested and were released to participants during the first quarter of 2010. Our average equity to assets ratio for the third quarter of 2010 was 19.99%, and 21.27% for the nine month period ended September 30, 2010. The Bank’s tier 1 capital ratio was 15.63% at September 30, 2010, and therefore, the Bank was considered well-capitalized under regulatory standards at such date. The Bank’s tier 1 capital has been reduced by capital distributions of $9.9 million made by the Bank to the Company during the nine months ended September 30, 2010. These distributions were made to provide liquidity to the Company’s capital management initiatives, which includes, but is not limited to, its stock repurchase programs.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2010 and 2009

General. Net income for the quarter ended September 30, 2010 was $617,000, an increase of $53,000 from the third quarter of 2009. Net interest income was $2.6 million for the respective quarters ended September 30, 2010 and 2009. Non-interest income was $280,000 for the third quarter of 2010, an increase of 183,000 from the third quarter of 2009. This increase is primarily attributed to gains realized on the sale of securities. Non-interest expense for the three month periods ended September 30, 2010 and September 30, 2009 was $1.8 million and $1.7 million, respectively. The Company’s return on average assets was 0.76% for the third quarter of 2010, an increase of 0.07% from the third quarter of 2009. Net income for the nine months ended September 30, 2010 was $1.8 million compared to $1.9 million for the nine months ended September 30, 2009. Net interest income was $7.8 million for the nine months ended September 30, 2010, and $7.9 million for the nine months ended September 30, 2009. Non-interest income for the nine months ended September 30, 2010 was $622,000, an increase of $216,000 compared to the nine months ended September 30, 2009. Non-interest expense was $5.4 million for the nine months ended September 30, 2010, and $5.3 million for the nine months ended September 30, 2009. For the nine month periods ended September 30, 2010 and 2009, our return on average assets was 0.73% and 0.77%, respectively.

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

	Three months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$174,677	$2,652	6.07%	$139,836	$2,180	6.24%
Mortgage-backed Securities	92,538	1,168	5.05%	139,349	1,786	5.13%
Investment Securities	37,976	196	2.06%	27,659	174	2.52%
Other Interest-Earning Assets	12,662	11	0.35%	12,640	18	0.57%

Total Interest-Earning Assets	317,853	4,027	5.07%	319,484	4,158	5.21%

Non-Interest Earning Assets	8,088			6,359

Total Assets	$325,941			$325,843

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$42,658	40	0.38%	$43,137	45	0.42%
Certificates of Deposit	137,219	758	2.21%	129,248	868	2.69%

Total Interest-Bearing Deposits	179,877	798	1.77%	172,385	913	2.12%

Borrowings	69,037	675	3.91%	62,876	646	4.11%

Total Interest-Bearing Liabilities	248,914	1,473	2.37%	235,261	1,559	2.65%

Non-Interest Bearing Liabilities	11,864			11,088

Total Liabilities	260,778			246,349

Stockholders’ Equity	65,163			79,494

Total Liabilities and Stockholders’ Equity	$325,941			$325,843

Net Interest-Earning Assets	$68,939			$84,223

Net Interest Income; Average Interest Rate Spread		$2,554	2.70%		$2,599	2.56%

Net Interest Margin (2)			3.21%			3.25%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			127.70%			135.80%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$167,740	$7,663	6.09%	$127,401	$6,055	6.34%
Mortgage-backed Securities	102,780	3,876	5.03%	153,139	5,992	5.22%
Investment Securities	39,465	637	2.15%	24,624	538	2.91%
Other Interest-Earning Assets	9,498	31	0.44%	10,923	57	0.70%

Total Interest-Earning Assets	319,483	12,207	5.09%	316,087	12,642	5.33%

Non-Interest Earning Assets	7,972			6,438

Total Assets	$327,455			$322,525

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$43,112	121	0.37%	$43,121	133	0.41%
Certificates of Deposit	135,571	2,313	2.27%	122,928	2,666	2.89%

Total Interest-Bearing Deposits	178,683	2,434	1.82%	166,049	2,799	2.25%

Borrowings	67,968	1,998	3.92%	65,800	1,942	3.94%

Total Interest-Bearing Liabilities	246,651	4,432	2.40%	231,849	4,741	2.73%

Non-Interest Bearing Liabilities	11,155			9,279

Total Liabilities	257,806			241,128

Stockholders’ Equity	69,648			81,397

Total Liabilities and Stockholders’ Equity	$327,454			$322,525

Net Interest-Earning Assets	$72,832			$84,238

Net Interest Income; Average Interest Rate Spread		$7,775	2.69%		$7,901	2.60%

Net Interest Margin (2)			3.24%			3.33%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			129.53%			136.33%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income was $2.6 million for both the third quarter of 2010 and the third quarter of 2009. Interest income was $4.0 million for the third quarter of 2010, a decrease of $131,000 from the third quarter of 2009. Total average interest-earning assets were $317.9 million during the third quarter of 2010 and $319.5 million during the third quarter of 2009. The average yield on our interest-earning assets was 5.07% during the third quarter of 2010, a decrease of 14 basis points compared to the third quarter of 2009. Interest income on loans was $2.7 million during the third quarter of 2010, an increase of $472,000 compared to the third quarter of 2009. The increase in interest income from loans was due primarily to a $34.8 million increase in the average balance of our loans receivable, the effect of which was reduced by a 17 basis point decrease in the average yield of our loan portfolio. The average balance of our mortgage-backed securities decreased by $46.8 million during the third quarter of 2010 compared to the third quarter of 2009, contributing to a decrease in interest income on mortgage-backed securities of $618,000. Interest income on investment securities during the third quarter of 2010 was $196,000 on an average balance of $38.0 million. Net interest income for the nine months ended September 30, 2010 was $7.8 million, a decrease of $126,000 from the nine months ended September 30, 2009. Interest income for the respective nine month periods ended September 30, 2010 and 2009, was $12.2 million and $12.6 million. Total average interest-earning assets were $319.5 million during the first nine months of 2010, an increase of $3.4 million compared to the first nine months of 2009. The average yield on our interest-earning assets was 5.09% for the first nine months of 2010, and 5.33% for the first nine months of 2009. Interest income on loans receivable was $7.7 million and $6.1 million, respectively, for the nine month periods ended September 30, 2010 and September 30, 2009. The average balance of our loans receivable was $167.7 million during the first nine months of 2010, an increase of $40.3 million from the first nine months of 2009. The average yield of our loans receivable was 6.09% during the nine months ended September 30, 2010, a decrease of 25 basis points from the nine months ended September 30, 2009. Interest income on mortgage-backed securities was $3.9 million for the first nine months of 2010, a decrease of $2.1 million from the first nine months of 2009. The average balance of our mortgage-backed securities during the first nine months of 2010 was $102.8 million, which earned an average yield of 5.03% compared to an average balance of $153.1 million during the first nine months of 2009, at an average yield of 5.22%. The decline in the balance of our mortgage-backed securities, for both the three month and nine month periods of 2010, was due to accelerated prepayments of principal associated with the refinancing of the underlying mortgage loans. During the nine months ended September 30, 2010, interest income on investment securities was $637,000, an increase of $99,000 compared to the nine months ended September 30, 2009. The average balance of our investment securities was $39.5 million at September 30, 2010, and $24.6 million at September 30, 2009.

Interest Expense. Total interest expense was $1.5 million, with our interest-bearing liabilities having an average cost of 2.37% during the third quarter of 2010, compared to $1.6 million and an average cost of 2.65% for the third quarter of 2009. During the quarter ended September 30, 2010, the average balance of our interest-bearing deposits was $179.9 million, an increase of $7.5 million compared to the quarter ended September 30, 2009. The average rate paid on interest-bearing deposits was 1.77% during the quarter ended September 30, 2010, a decrease of 35 basis points from the quarter ended September 30, 2009. Interest expense on borrowings was $675,000 at an average cost of 3.91% during the third quarter of 2010, and $646,000 at an average cost of 4.11% during the third quarter of 2009. The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.70% for the third quarter of 2010, an increase of 14 basis points from the third quarter of 2009. For the nine month period ended September 30, 2010, total interest expense was $4.4 million, a decrease of $309,000 compared to the nine month period ended September 30, 2009. The average balance of our interest-bearing deposits was $178.7 million, and $166.0 million, for the respective nine month periods ended September 30, 2010 and 2009. The average interest rate paid on interest-bearing deposits was 1.82% during the first nine months of 2010, a decrease of 43 basis points from the first nine months of 2009. The average rate paid on total interest-bearing liabilities during the first nine months of 2010 was 2.40%, a decrease of 33 basis points from the first nine months of 2009. The average interest rate spread for the nine month periods ended September 30, 2010 and 2009 was 2.69% and 2.60%, respectively. Our net interest margin for the nine month period ended September 30, 2010 was 3.24%, a decrease of nine basis points from the nine month period ended September 30, 2009.

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

The Bank recorded provisions for loan losses of $82,000 during the third quarter of 2010, compared to provisions for loan losses of $73,000 during the third quarter of 2009. For the nine month period ended September 30, 2010, the Bank recorded provisions for loan losses of $241,000, an increase of $115,000 compared to the first nine months of 2009. During the nine months ended September 30, 2010, the Bank charged-off $2,000 against its allowance for loan losses, compared to $396,000 during the nine months ended September 30, 2009. Our total allowance for loan losses was $1.9 million at September 30, 2010, or 148.67% of our non-performing loans at such date. Stated as a percentage of total loans receivable, our allowance for loan losses was 1.05% and 1.04% at September 30, 2010 and December 31, 2009, respectively.

Non-interest Income. Non-interest income for the third quarter of 2010 was $280,000, an increase of $183,000 from the third quarter of 2009. Customer service fees, which are primarily comprised of fees earned on transaction accounts and broker fees earned on certain loan sales, were $87,000 during the third quarter of 2010, an increase of $11,000 from the third quarter of 2009. During the third quarter of 2010, the Company realized gains of $119,000 on the sale of $1.0 million in US Agency securities and $1.6 million in mortgage-backed securities. There were no such transactions recorded during the third quarter of 2009. Other non-interest income was $74,000 for the third quarter of 2010, an increase of $53,000 from the third quarter of 2009. This increase was due to an increase of $50,000 in gains on residential mortgage loans sold in the secondary market. Non-interest income for the nine month periods ended September 30, 2010 and 2009 was $622,000 and $406,000, respectively. Customer service fees were $247,000, during the first nine months of 2010, and $246,000 during the first nine months of 2009. Gains on the sale of securities were $204,000 and $91,000 for the respective nine month periods in 2010 and 2009. Other non-interest income increased from $69,000 during the first nine months of 2009, to $171,000 during the first nine months of 2010. This increase was due to a $100,000 increase in gains realized on the sale of residential mortgage loans.

Non-interest Expense. Non-interest expense for the quarter ended September 30, 2010 was $1.8 million, an increase of $74,000 from the quarter ended September 30, 2009. Salaries and employee benefits expense was $1.1 million for both the third quarter of 2010 and the third quarter of 2009. Occupancy expenses were $276,000 and $298,000 for the respective quarters ended September 30, 2010, and 2009. Other non-interest expense was $430,000 for the September 30, 2010 quarter, an increase of $52,000 from the September 30, 2009 quarter. Following the receipt of an OTS Shared National Credit report during the third quarter of 2010, the Bank wrote-down its investment in other real estate owned by $107,000. The report pertains to a $170 million construction loan on a multi-use development in Baton Rouge, Louisiana, in which the Bank has a 0.6% participation interest. The Bank’s original investment in this project was $1.0 million. With the $107,000 write-down of this asset during the third quarter of 2010, the Bank has made write-downs of $503,000 in the aggregate with respect to its interest in this Shared National Credit. Decreases in advertising expenses, our Louisiana Bank Shares tax accrual, and other miscellaneous expenses, offset the effect of the other real estate owned write-down. Non-interest expense for the nine months ended September 30, 2010 was $5.4 million, an increase of $121,000 compared to the nine months ended September 30, 2009. Salaries and benefits expense increased by $150,000, to $ 3.4 million, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase is primarily attributed to higher levels of base compensation and increased employee stock ownership plan expenses. Occupancy expenses were $840,000 and $851,000, respectively, for the nine month periods ended September 30, 2010 and 2009. Other non-interest expense for the first nine months of 2010 was $1.1 million, a decrease of $18,000 from the first nine months of 2009. During the nine months ended September 30, 2010, the Company reported impairment charges of $152,000 against its other real estate owned. In addition to the $107,000 write-down recorded during the third quarter of 2010, the Company recognized $45,000 in impairment charges against a single-family residence earlier in the year. A $61,000 reduction in our FDIC assessment between the respective nine month periods ended September 30, 2010, and September 30, 2009, and a $50,000 reduction in our Louisiana bank shares tax accrual, offset the effects of the other real estate owned impairments charges in the 2010 period.

Income Tax Expense. Income tax expense for the third quarter of 2010 was $317,000, an increase of $2,000 from the third quarter of 2009. For the respective nine month periods ended September 30, 2010, and 2009, income tax expense was $945,000 and $1.0 million.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2010, our cash and cash equivalents amounted to $6.6 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $57.2 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2010, we had certificates of deposit maturing within the next 12 months amounting to $87.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At September 30, 2010, we had $68.6 million in total borrowings, including $42.6 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances. At September 30, 2010, the Company had $179.5 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at September 30, 2010.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$137,276	$87,660	$27,573	$22,043	$—
FHLB Advances and Other Borrowings	68,564	8,270	43,229	7,468	9,597

Total Long-Term Debt	205,840	95,930	70,802	29,511	9,597

Operating Lease Obligations	$172	$31	$62	$62	$17

Total Contractual Obligations	$206,012	$95,961	$70,864	$29,573	$9,614

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan of Program (1) (2)

July 1 - July 31, 2010	—	—	—	—
August 1 - August 31, 2010	210,406	$14.72	210,406	—
September 1 - September 30, 2010	199,886	14.75	199,886	—

Total	410,292	$14.73	410,292

(1)	On July 30, 2010, the Company announced a ninth stock repurchase program to acquire up to 5%, or 210,406 shares of its outstanding common stock over a six-month period. The repurchase program was completed on August 26, 2010.
(2)	On September 14, 2010, the Company announced a tenth stock repurchase program to acquire up to 5%, or 199,886 shares of its outstanding common stock over a six-month period. The repurchase program was completed on September 21, 2010.

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

LOUISIANA BANCORP, INC.

Date: November 12, 2010	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer