Form 10-K
period 2010-12-31
LOUISIANA BANCORP INC
filed 2011-03-30
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

        The aggregate market value of the 3,231,302 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $14.07 for the common stock on June 30, 2010, as reported by the Nasdaq Stock Market, was approximately $45.5 million. Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 29, 2011: 3,623,315

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.

2010 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Louisiana Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of words such as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Louisiana Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Louisiana Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Louisiana Bancorp, Inc. is engaged. Louisiana Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank currently operates out of three traditional bank branches located in the New Orleans, Louisiana metropolitan area. A fourth branch location, which was significantly damaged in 2005 by Hurricane Katrina, remains closed and our ability to operate from this location in the future is uncertain. At December 31, 2010, the Bank had 63 full-time employees and two part-time employees. At December 31, 2010, 2009 and 2008, the Company had total assets of $320.9 million, $329.8 million, and $327.4 million, respectively. Net interest income during these periods was $10.3 million, $10.6 million and $9.9 million, and net income was $2.6 million, $2.5 million, and $2.7 million, respectively.

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

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area. Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land. Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area. Our total real estate loan portfolio has grown from $88.1 million at December 31, 2006, to $179.7 million at December 31, 2010. At December 31, 2010, our one-to four-family residential loans comprised 54.5% or $98.6 million of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 36.0% or $65.3 million of total loans. Home equity loans and lines of credit were $15.7 million, or 8.7% of the total loan portfolio at December 31, 2010.

Deposits with the Bank are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision and the FDIC. The Company is a savings and loan holding company subject to examination and regulation by the Office of Thrift Supervision. The Bank is also a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

Our headquarters office is located at 1600 Veterans Memorial Boulevard, Metairie, Louisiana, and our telephone number is (504) 834-1190. We maintain a website at www.bankofneworleans.com, and we provide our customers with on-line banking and telephone banking services.

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish and neighboring Orleans Parish. Jefferson and Orleans Parishes are the two largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”). According to the 2010 U.S. Census, Jefferson and Orleans Parishes are ranked second and third, respectively, in total population within the state. In the ten years between U.S. Census measurements, the population of Jefferson Parish has decreased 5.0% to 432,552, and the population of Orleans Parish has declined by 29.1% to 343,829. The Orleans Parish market area was severely impacted by the devastation of Hurricane Katrina in August 2005. Floodwaters covered 80% of Orleans Parish, and a significant portion of Jefferson Parish, causing property damage estimated by the National Weather Service to be excess of $125 billion. The damage to housing and commercial real estate in our market area, in addition to the roads and public utilities, contributed to the dramatic decline in the population of the Orleans Parish market. Management and the Board of the Company remain optimistic that the city’s new political administration and $45 billion in federal investment will promote the city’s rebirth and repopulation during the next several years.

The local economy in southern Louisiana is reliant on a variety of sectors. Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy. The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy. According to the U.S. Bureau of Labor Statistics, the trade, transportation and utilities sector represented 20.4% of the New Orleans MSA labor force at December 31, 2010, followed by government (15.8%), education and health services (14.5%) and leisure and hospitality (13.3%). During the second quarter of 2010, the Deepwater Horizon drilling platform exploded creating the largest environmental disaster in the United States. The economic impacts of the disaster were immediately felt by the coastal tourism and fisheries segments of the economy, but have expanded to affect the entire Gulf Coast. The spill closed a significant portion of the Gulf Coast fishery leading to a reduction in the nation’s seafood supply and a significant increase in the price of oysters, shrimp and other seafood. In addition, a drilling moratorium was enacted immediately following the spill, which has severely impacted the oil and gas producing sector of our economy, primary in the coastal portions of the state. The long-term impact of the spill on our economy and coastal ecosystem will need to be evaluated over the next several years.

Our local economy continues to benefit from several post-Katrina construction projects. In 2010, the budget for the top ten projects was $23.7 billion. These projects included expansion and repairs to interstate highways and surface streets, improvements to the international airport and expansion of a container terminal along the Mississippi River. In 2011, an estimated $23.8 billion will be spent on projects to improve drainage and levees, rebuild public housing, and construct a new Veterans Administration medical complex.

At December 31, 2010, the U.S. Bureau of Labor Statistics estimated that the seasonally adjusted unemployment rates for the state of Louisiana and the New Orleans MSA were 7.7% and 7.0%, respectively. These rates indicate an increase in unemployment of 0.6% for the state, and 0.1% for the New Orleans MSA.

The average sales price of existing homes in the New Orleans MSA increased by 3.0% during 2010 compared to a decrease of 3.4% in 2009. In Jefferson Parish, the average sales price of existing homes decreased from $187,095 to $184,286, or 1.5%, during 2010 compared to a decrease of 6.0% during 2009. In Orleans Parish, the average sales price for existing homes increased by 18.6% and 4.1% in 2010 and 2009, respectively.

During 2010, there were 15,753 foreclosure actions filed in the state, reflecting an increase of 34.1% from 2009. Foreclosure actions include default notices, auction sale notices, and bank repossessions. In Orleans Parish there were 2,449 foreclosure filings in 2010 reflecting an increase of 6.9% from 2009, and 3,056 filings in Jefferson Parish reflecting an increase of 44.7% from 2009. On the national level, there were 2.9 million foreclosure filings during 2010, an increase of 1.7% percent from 2009

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. In the New Orleans MSA, there are 39 banks or savings institutions and numerous credit unions, which are competing for a share of the deposit market. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. Based on the most recent data available through the FDIC, the Bank’s $189.0 million in deposits at June 30, 2010 represented a deposit market share of 0.89% for the parishes of Jefferson and Orleans, and a 0.68% market share for the seven parish New Orleans MSA. Of the 27 institutions operating in Jefferson and Orleans parishes, we rank 16th in terms of deposit market share. During the first quarter of 2011, two mergers were announced that would result in the consolidation of 23.3% of the Jefferson and Orleans Parish deposits, and 21.0% of the deposits in the New Orleans MSA. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies. We believe that the presence of a local executive management team experienced with the challenges associated with the region’s rebuilding efforts provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General. At December 31, 2010, our net loan portfolio totaled $179.1 million or 55.8% of total assets. Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In addition, the Bank originates home equity loans and lines of credits secured by residential real estate. Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans. We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real estate loans:
One- to four-family residential(1)	$98,635	54.5%	$85,726	53.4%	$51,547	45.4%	$46,437	46.8%	$45,594	49.5%
Home equity loans and lines	15,745	8.7	14,389	9.0	10,297	9.1	8,702	8.8	8,511	9.2
Multi-family residential	11,785	6.5	9,423	5.9	7,859	6.9	7,435	7.5	6,759	7.3
Commercial real estate	52,594	29.0	47,798	29.8	39,700	35.0	32,234	32.5	26,802	29.1
Land loans	951	0.5	1,213	0.8	1,095	1.0	546	0.5	434	0.5

Total real estate loans	179,710	99.2	158,549	98.9	110,498	97.4	95,354	96.1	88,100	95.6

Consumer and other loans:
Student loans	—	—	485	0.3	1,398	1.2	2,133	2.1	2,654	2.9
Loans secured by deposits	464	0.3	478	0.3	283	0.2	530	0.5	520	0.6
Other	900	0.5	835	0.5	1,368	1.2	1,260	1.3	832	0.9

Total consumer loans	1,364	0.8	1,798	1.1	3,049	2.6	3,923	3.9	4,006	4.4

Total loans	$181,074	100.0%	$160,347	100.0%	$113,547	100.0%	99,277	100.0%	92,106	100.0%

Less:
Deferred loan fees	205		240		359		376		390
Allowance for loan losses	1,759		1,661		1,952		1,999		2,292

Net loans	$179,110		$158,446		$111,236		$96,902		$89,424

(1)	For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages. We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2010, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four- Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(Dollars In Thousands)
Amounts due after December 31, 2010 in:
One year or less	$246	$67	$—	$1,080
After one year through two years	1,218	546	346	57
After two years through three years	1,801	676	1,038	1,542
After three years through five years	1,531	1,000	595	1,469
After five years through ten years	11,799	10,701	2,584	21,028
After ten years through 15 years	29,661	2,743	7,222	27,418
After 15 years	52,379	12	—	—

Total	$98,635	$15,745	$11,785	$52,594

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2010 in:
One year or less	$34	$553	$1,980
After one year through two years	202	266	2,635
After two years through three years	188	463	5,708
After three years through five years	—	60	4,655
After five years through ten years	527	20	46,659
After ten years through 15 years	—	2	67,046
After 15 years	—	—	52,391

Total	$951	$1,364	$181,074

The following table shows the dollar amount of our loans at December 31, 2010 due after December 31, 2011 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
Real Estate Loans:
One- to four-family residential	$70,221	$28,168	$98,389
Home equity loans & lines	5,217	10,461	15,678
Multi-family residential	10,697	1,088	11,785
Commercial real estate	50,027	1,487	51,514
Land loans	729	188	917
Consumer and other	564	247	811

Total	$137,455	$41,639	$179,094

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2010 was an $850,000 participation interest in a $3.7 million loan secured by commercial real estate in the French Quarter of New Orleans. At December 31, 2010, our total purchased interest in participation loans was $2.5 million, all of which were performing in accordance with their contractual terms.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates. We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $7.9 million at December 31, 2010. At December 31, 2010, the Bank’s five largest borrowers, and their related entities, have loan balances of $3.8 million, $3.4 million, $2.8 million, $2.5 million and $2.5 million, respectively, and all of such loans were performing in accordance with their terms.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$58,990	$59,089	$13,473
Home equity loans and lines	6,889	8,666	4,737
Multi-family residential	5,094	2,546	2,811
Commercial real estate	11,967	14,660	12,199
Land loans	190	304	944
Consumer and other	1,314	724	1,394

Total loan originations	84,444	85,989	35,558

Loans purchased(1)	—	—	2,133

Loans sold	(30,771)	(12,508)	(1,281)
Loan principal repayments	(32,596)	(25,108)	(22,140)

Total loans sold and principal repayments	(63,367)	(37,616)	(23,421)

Transfer to Other real estate owned	(350)	(1,573)	—
(Decrease) Increase due to other items, net(2)	(63)	410	64

Net increase in total loans	$20,664	$47,210	$14,334

(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2010, $98.6 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $12.9 million from December 31, 2009, and an increase of $53.0 from December 31, 2006. Originations of one- to four-family loans were $59.0 million, $59.1 million, and $13.5 million, respectively, for the years ended December, 31, 2010, 2009 and 2008. During this three year period, our single-family residential real estate loans as a percentage of total loans increased from 46.8% at December 31, 2007, to 54.5% at December 31, 2010. The growth in our originations during both 2010 and 2009 was primarily due to increased refinancing activity due to a decline in mortgage rates, the Bank’s hiring of experienced mortgage loan originators during the third quarter of 2008, and the exodus of several national secondary market originators following the mortgage crisis of 2008. Another significant factor contributing to the growth of our single-family originations is the continued repopulation of our market area associated with the Hurricane Katrina recovery.

Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae, and non-conforming “jumbo” loans, which have principal balances in excess of the Fannie Mae limit of $417,000. Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan. Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years. With the exception of those 30-year mortgage loans that are secondary market eligible, we generally retain a substantial portion of the single-family residential mortgage loans that we originate. During the current year, we have focused our origination efforts on increasing our production of adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually. The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio. We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal. At December 31, 2010, $28.2 million, or 28.6%, of our one- to four-family residential loan portfolio maturing after December 31, 2011 consisted of ARM loans. In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that “table funds” the loan at closing.

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

Home Equity Loans and Lines of Credit. In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages. At December 31, 2010, our total home equity loans and lines of credit were $15.7 million, an increase of $1.4 million from December 31, 2009. Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years. Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index. In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures. At December 31, 2010, the unused portion of our home equity lines of credit was $9.6 million. In addition to the traditional equity loans offered by the Bank with maximum LTV limits of 80%, the Bank offers equity loans through the FHA Title 1 program that may exceed 100% of the property’s market value. These FHA Title 1 loans are limited to loans of $25,000 or less, and provide the lender with a guarantee of 90% from the FHA of the loan’s outstanding balance.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2010, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $65.3 million or 36.0% of our total loan portfolio. Our aggregate multi-family residential, commercial real estate and land loans increased by $6.9 million, from December 31, 2009 to December 31, 2010, and by $31.3 million from December 31, 2006 to December 31, 2010.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. At December 31, 2010, our multi-family residential real estate loans were $11.8 million or 6.5% of our total loan portfolio, and consist primarily of loans secured by properties with 20 or fewer rental units. The average outstanding balance of our multi-family residential loans was $357,000, with our largest multi-family residential loan having a balance of $2.2 million at December 31, 2010. Our commercial real estate loans comprised 29.0% of our total loan portfolio, and had an aggregate balance of $52.6 million at December 31, 2010. The five largest commercial real estate loans outstanding at year end 2010 were $2.4 million, $2.4 million, $2.2 million, $1.8 million and $1.7 million, and all of such loans were performing in accordance with all their terms.

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

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. At December 31, 2010, the Bank did not have any outstanding loans for the construction of multi-family residential properties or commercial properties. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on loans in our market area to borrowers who have established reputations and/or with whom we have established relationships.

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer and other loans amounted to $1.4 million or 0.8% of our total loan portfolio at December 31, 2010. Our consumer loans include loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans. During the second quarter of 2010, the Bank sold the outstanding balance of its student loans to the Student Loan Marketing Association (“SLMA”). The Bank will no longer originate student loans under the SLMA program. Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit. Our non-mortgage commercial loans and lines of credit at December 31, 2010 amounted to $511,000.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. During 2010 we had no charge-offs related to consumer loans, compared to $10,000 in 2009.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Bank of New Orleans have the authority within specifically identified limits to approve new loans. Our Commercial Lending Committee (comprised of our President, Chief Financial Officer, Commercial Loan Manager and two outside directors) has authority to approve multi-family residential, commercial real estate and land loans in amounts up to $750,000. Our Loan Committee (comprised of our President, Chief Financial Officer, Residential Loan Manager and Consumer Loan Manager) has authority to approve single-family residential mortgage loans which conform to Fannie Mae or Freddie Mac guidelines, and consumer loans up to $100,000. All other loans must be approved by the Board of Directors of Bank of New Orleans.

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

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment. As of December 31, 2010 and 2009, our recorded investment in impaired loans was $908,000 and $1.0 million, respectively.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At December 31, 2010 and 2009, our recorded investment in assets classified as “substandard” was $475,000 and $580,000 respectively. There were no loss allowances established against these loans at December 31, 2010, and $90,000 in loss allowances at December 31, 2009. At December 31, 2010, and 2009, we had $130,000 in assets designated as “special mention”.

Delinquent Loans. At December 31, 2010, we had $282,000 in loans delinquent 30 to 89 days, compared to $379,000 at December 31, 2009. Our loans delinquent 30 to 89 days as of December 31, 2010 were composed of five single family residential mortgage loans totaling $94,000, and nine home equity loans or lines of credit totaling $188,000.

The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2010				December 31, 2009
	30-89 Days Overdue		90 or More Days Overdue and Still Accruing		30-89 Days Overdue		90 or More Days Overdue and Still Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential	5	$94	—	$—	1	$228	—	$—
Home equity loans and lines	9	188			6	151
Multi-family residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—			—	—
Land	—	—			—	—
Consumer and other	—	—	—	—	—	—	—	—

Total delinquent loans	14	$282	—	$—	7	$379	—	$—

Delinquent loans to total net loans		0.16%		—%		0.24%		—%

Delinquent loans to total loans		0.16%		—%		0.24%		—%

Non-Performing Loans and Real Estate Owned. Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest. At December 31, 2010, our non-performing loans totaled $908,000, a decrease of $95,000 from December 31, 2009. The largest component of our non-performing loans at December 31, 2010 was 23 home equity loans or lines of credit totaling $682,000. This total includes 14 loans with an aggregate balance of $248,000 that were determined to be significantly impaired following Hurricane Katrina. Loss allowances of $143,000 have been established against these loans. At December 31, 2010, all but one of these loans were performing in accordance with their contractual obligations; however, uncertainty remains with respect to the borrowers’ ability to repay all amounts due over the life of the respective loans.

For the years ended December 31, 2010 and 2009, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $34,000 and $12,000, respectively.

Real estate owned increased by $100,000 to $1.7 million, during the year ended December 31, 2010. At that date, real estate owned was comprised of a single family residence with a fair value of $900,000, a multi-family residential property with a fair value of $350,000, and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $446,000.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. The Bank had no troubled debt restructurings as of the dates indicated below.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
Real Estate loans:
One- to four-family residential	$123	$36	$52	$46	$302
Home equity loans and lines	682	378	389	353	542
Multi-family residential	—	515	—	—	—
Commercial real estate	—	—	—	299	12
Land loans	34	—	—	—	—
Consumer and other	69	74	79	144	19

Total non-accruing loans	908	1,003	520	842	875

Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Land loans	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total accruing loans 90 days or more past due	—	—	—	—	—

Total non-performing loans(1)	908	1,003	520	842	875

Real estate owned, net	1,696	1,573	—	—	—

Total non-performing assets	$2,604	$2,576	$520	$842	$875

Total non-performing loans as a percentage of loans, net	0.51%	0.63%	0.47%	0.87%	0.98%

Total non-performing loans as a percentage of total assets	0.28%	0.30%	0.16%	0.31%	0.40%

Total non-performing assets as a percentage of total assets	0.81%	0.78%	0.16%	0.31%	0.40%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

During the year ended December 31, 2005, we made a substantial provision for loan losses due to the unprecedented damage caused by Hurricane Katrina. This provision was based on management’s assessment of the estimated level of losses in our loan portfolio. Given the significant uncertainties regarding the performance of the loan portfolio, $1.2 million of the provision was applied to the general allowance for loan losses and was not allocated to any identified type or class of loans. In the years ended December 31, 2008, 2007, and 2006, we recorded an aggregate of $769,000 in recoveries to our allowance for loan losses. These recoveries were due to loans on which we had made a provision in 2005 which subsequently were repaid in full, in most cases upon the receipt of insurance proceeds.

The Bank recorded charge-offs of $174,000 during 2010 compared to $628,000 during 2009. Our charge-offs during 2010 were primarily attributed to a $515,000 multi-family residential loan that was foreclosed upon resulting in a write-down of $171,000 at the time of acquisition. This property was subsequently sold during the first quarter of 2011 for $350,000. During 2009, the Bank’s recorded a $232,000 charge-off on a single family residential loan that was transferred to real estate owned during the year, and a $396,000 charge-off related to our 0.6% participation interest in a $170 million construction loan on a multi-purpose property located in Baton Rouge, Louisiana, which also was transferred to real estate owned. We participated in this loan as part of the Shared National Credit Program. This loan represents our only shared national credit.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Total loans outstanding at end of period	$181,074	$160,347	$113,547	$99,277	$92,106
Allowance for loan losses, beginning of period	1,661	1,952	1,999	2,292	2,760
Provision (recovery) for loan losses	269	337	(43)	(268)	(458)
Charge-offs:
Real Estate loans:
One- to four-family residential	—	31	—	38	—
Home equity loans and lines	3	191	2	4	7
Multi-family residential	171	—	—	—	—
Commercial real estate	—	396	—	—	—
Land loans	—	—	—	—	—
Consumer and other	—	10	2	—	4

Total charge-offs	174	628	4	42	11

Recoveries on loans previously charged off	3	—	—	17	1

Allowance for loan losses, end of period	$1,759	$1,661	$1,952	$1,999	$2,292

Allowance for loan losses as a percent of non-performing loans	193.72%	165.60%	375.38%	237.41%	261.94%

Allowance for loan losses as a percent of total loans	0.98%	1.04%	1.72%	2.01%	2.49%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.47%	—%	—%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$858	54.5%	$726	53.4%	$91	45.4%	$106	46.8%	$282	49.5%
Home equity loans and lines	270	8.7	273	9.0	210	9.1	238	8.8	428	9.2
Multi-family residential	100	6.5	167	5.9	2	6.9	1	7.5	1	7.3
Commercial real estate	442	29.0	397	29.8	49	35.0	57	32.5	44	29.1
Land loans	9	0.5	10	0.8	2	1.0	1	0.5	1	0.5
Consumer and other	80	0.8	88	1.1	98	2.6	96	3.9	36	4.4
Unallocated	—	—	—	—	1,500	—	1,500	—	1,500	—

Total	$1,759	100.0%	$1,661	100.0%	$1,952	100.0%	$1,999	100.0%	$2,292	100.0%

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

At December 31, 2010, our investment and mortgage-backed securities amounted to $126.0 million in the aggregate or 39.3% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $77.6 million or 61.5% of the securities portfolio at December 31, 2010. The second largest component of our securities portfolio at December 31, 2010 was U.S. government and agency securities which amounted to $47.1 million or 37.4% of the securities portfolio. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. In addition, we invest in municipal securities, corporate debt obligations and other securities.

At December 31, 2010, we had an aggregate of $125,000 in gross unrealized losses on our investment and mortgage-backed securities portfolio. Such unrealized losses reflect a decline in market value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Pursuant to FASB ASC 320-10, our securities are classified as available for sale (“AFS”), held to maturity (“HTM), or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2010, we had $62.5 million of securities classified as available for sale, $63.5 million of securities classified as held to maturity and no securities classified as trading account. During the year ended December 31, 2010, we sold an aggregate of $5.6 million of available-for-sale securities at a gain of $194,000. In addition, the Bank sold $125,000 of held-to-maturity securities at a gain of $10,000 during 2010. On the date of sale, these securities had outstanding principal balances that were less than 15% of the principal balance at the date of acquisition and were considered to have effectively matured under FASB ASC 320-10-25.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies. At December 31, 2010, $63,000 of our mortgage-backed securities were CMOs. At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$14,505	$15,383	$25,864	$27,079	$52,660	$54,159
U.S. government and agency obligations	46,924	47,106	35,267	35,445	25,405	25,932

Total Securities AFS	61,429	62,489	61,131	62,524	78,065	80,091

Securities Held to Maturity:
Mortgage-backed securities	62,185	65,985	90,194	94,430	117,322	121,050
U.S. government and agency obligations	—	—	3,000	2,985	3,000	3,001
Municipal obligations	1,354	1,370	1,352	1,384	3,107	3,204

Total Securities HTM	63,539	67,355	94,546	98,799	123,429	127,255

Total Mortgage-Backed and Investment Securities	$124,968	$129,844	$155,677	$161,323	$201,494	$207,346

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2010 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
Available-for-Sale:
Mortgage-backed securities	$—	$4,042	$5,826	$5,515	$15,383
U.S. government and agency obligations	—	47,106	—	—	47,106
Municipal obligations	—	—	—	—	—

Total	$—	$51,148	$5,826	$5,515	$62,489

Weighted Average Yield	—%	1.71%	5.10%	5.12%	2.33%

Held to Maturity:
Mortgage-backed securities	$—	$2,469	$14,990	$44,726	$62,185
U.S. government and agency obligations	—	—	—	—	—
Municipal obligations	1,354	—	—	—	1,354

Total	$1,354	$2,469	$14,990	$44,726	$63,539

Weighted Average Yield	4.08%	4.99%	4.95%	4.88%	4.88%

Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$—	$6,511	$20,816	$50,241	$77,568
U.S. government and agency obligations	—	47,106	—	—	47,106
Municipal obligations	1,354	—	—	—	1,354

Total	$1,354	$53,617	$20,816	$50,241	$126,028

Weighted Average Yield	4.08%	1.86%	4.99%	4.90%	3.62%

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2010	2009	2008
	(In Thousands)
Fixed-rate:
Available for sale	$15,383	$27,079	$54,159
Held to maturity	50,665	74,446	100,555

Total fixed-rate	66,048	101,525	154,714

Adjustable-rate:
Available for sale	—	—	—
Held to maturity	11,520	15,748	16,767

Total adjustable-rate	11,520	15,748	16,767

Total mortgage-backed securities	$77,568	$117,273	$171,481

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2010 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2010 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$—	0.00%	$4,042	4.59%	$5,826	5.10%	$5,515	5.12%
Held to maturity	—	0.00%	2,469	4.99%	14,784	4.98%	33,412	5.24%

Total fixed-rate	—	0.00%	6,511	4.74%	20,610	5.01%	38,927	5.23%

Adjustable-rate:
Available for sale	—		—		—	—	—
Held to maturity	—		—		206	2.73%	11,314	3.79%

Total adjustable-rate	—		—		206	2.73%	11,314	3.79%

Total	$—	0.00%	$6,511	4.74%	$20,816	4.99%	$50,241	4.90%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2010, 28.5% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”. Total certificates of deposit were $134.8 million at December 31, 2010 compared to $135.6 million at December 31, 2009.

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

We do not actively solicit certificate accounts of $100,000 or more, known as “jumbo CDs,” or use brokers to obtain deposits. At December 31, 2010, our jumbo CDs amounted to $53.9 million, of which $38.3 million are scheduled to mature within twelve months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$32,253	17.1%	$1,111	0.6%	—	—
1.00% – 1.99%	44,120	23.4	55,776	29.6	$2,720	1.7%
2.00% – 2.99%	16,678	8.8	32,870	17.4	38,311	23.9
3.00% – 3.99%	30,293	16.1	28,363	15.0	42,934	26.7
4.00% – 4.99%	11,482	6.1	17,273	9.2	29,014	18.1
5.00% – 5.99%	8	—	222	0.1	386	0.2

Total certificate accounts	134,834	71.5	135,615	71.9	113,365	70.6

Savings accounts	19,368	10.3	18,328	9.7	18,017	11.2
Checking:
Interest bearing	19,319	10.3	19,789	10.5	19,755	12.3
Non-interest bearing	8,130	4.3	7,893	4.2	4,219	2.6
Money market	6,711	3.6	6,997	3.7	5,233	3.3

Total savings and transaction accounts	53,528	28.5	53,007	28.1	47,224	29.4

Total deposits	$188,362	100.00%	$188,622	100.00%	$160,589	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Accounts	$18,496	$92	0.50%	$18,513	$93	0.50%	$18,373	$92	0.50%
Checking	18,344	34	0.19	19,417	53	0.27	20,413	56	0.27
Money market	6,560	36	0.55	5,512	31	0.56	5,249	30	0.57
Certificates of deposit	135,599	3,032	2.24	125,862	3,537	2.81	100,478	3,751	3.73

Total interest-bearing Deposits	$178,999	$3,194	1.78%	$169,304	$3,714	2.19%	$144,513	$3,929	2.72%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Beginning balance	$188,622	$160,589	$143,629

Net (decrease) increase before interest credited	(2,881)	25,092	13,934
Interest credited	2,621	2,941	3,026

Net (decrease) increase in deposits	(260)	28,033	16,960

Ending balance	$188,362	$188,622	$160,589

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2010.

Certificates of Deposit	Balance at December 31, 2010 Maturing in the 12 Months Ending December 31,
	2011	2012	2013	Thereafter	Total
	(In Thousands)
Less than 1.00%	$32,253	$—	$—	$—	$32,253
1.00% – 1.99%	37,281	5,823	1,016	—	44,120
2.00% – 2.99%	7,141	5,163	2,948	1,426	16,678
3.00% – 3.99%	5,993	235	3,032	21,033	30,293
4.00% – 4.99%	3,704	7,256	522	—	11,482
5.00% – 5.99%	8	—	—	—	8

Total certificate accounts	$86,380	$18,477	$7,518	$22,459	$134,834

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2011	$22,212	1.06%
June 30, 2011	7,750	1.04
September 30, 2011	5,831	2.22
December 31, 2011	2,509	2.02
After December 31, 2011	15,623	3.23

Total certificates of deposit with balances of $100,000 or more	$53,925	1.85%

Borrowings. We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2010, we had $42.2 million in outstanding FHLB advances and $138.4 million of additional FHLB advances available. At such date, $11.6 million of our FHLB advances mature within one year. In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding. These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to 5 years. These borrowings are secured by the pledge of US Government or US Agency debt instruments. At December 31, 2010, the Bank had other borrowings of $26.0 million. Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank. At December 31, 2010, we had no borrowings from the Federal Reserve Bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$68,057	$65,061	$51,790
Maximum amount outstanding at any month-end during the period	69,300	70,049	77,171
Balance outstanding at end of period	68,248	63,810	76,660
Average interest rate during the period	3.89%	3.94%	3.93%
Weighted average interest rate at end of period	3.88%	3.85%	3.40%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2010, we had 63 full-time and 2 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Louisiana Bancorp and Bank of New Orleans. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Louisiana Bancorp is a savings and loan holding company registered under the Home Owners’ Loan Act, as amended. Bank of New Orleans is a federally chartered savings bank subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Bank of New Orleans also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Bank of New Orleans to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the OTS will be transferred to other financial institution regulatory agencies on July 21, 2011, unless extended by up to an additional six months. See “—Recently Enacted Regulatory Reform,” below.

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

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations, such as the Bank, from the OTS to the Office of the Comptroller of the Currency (“OCC”), effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies, such as the Company, will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.

•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•

Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Bank of New Orleans

General. Bank of New Orleans is a federally chartered stock savings bank subject to examination and regulation by the Office of Thrift Supervision which has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Bank of New Orleans is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation. As previously indicated, the jurisdiction of the OTS with respect to the Bank currently is scheduled to transfer to the OCC on July 21, 2011.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate for the fourth quarter of 2010 was 0.0025% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012. Under the prepaid assessment rule, we made a payment of $646,000 to the FDIC on December 30, 2009, of which $37,000 was expensed as our fourth quarter 2009 deposit insurance premium, and the remaining $609,000 was recorded as a prepaid expense, which will be amortized over the next two years.

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

At December 31, 2010, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 16.0%, 16.0% and 34.7%, respectively.

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

At December 31, 2010, Bank of New Orleans was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$52,537	34.70%	$12,112	8.00%	$15,140	10.00%	$37,397	24.70%
Tier 1 risk-based capital	50,999	33.68	6,056	4.00	9,084	6.00	41,915	27.68
Tier 1 leverage Capital	51,060	16.02	9,559	3.00	15,932	5.00	35,128	11.02

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test also is prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended. At December 31, 2010, Bank of New Orleans met the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act placed restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2010, Bank of New Orleans had $42.2 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2010, Bank of New Orleans had $2.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2010, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General. Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2006 have been closed for purposes of examination by the Internal Revenue Service. As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2010, the total federal pre-1988 reserve was approximately $1.3 million. The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2010, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year 2010, the Company’s Louisiana Shares Tax expense was $214,000.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans. In addition, we periodically originate loans for the construction of residential and commercial use properties, although at December 31, 2010 there were no construction loans in our loan portfolio. Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2010, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $17.9 million, or 27.4% of total commercial real estate, multi-family residential and land loans and 9.9% of our total loan portfolio at such date. In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. During 2009, we had a $1.0 million participation interest in a $170.0 million construction loan for a mixed-use development located in Baton Rouge, Louisiana that was deemed to be an “in substance” foreclosure and transferred to other real estate owned. At the time of transfer the Bank recorded a $396,000 charge-off against its recorded investment in the asset. During 2010, the Bank charged-off its investment in this property by an additional $107,000, following the receipt of a Shared National Credit review of the project. This project was the Bank’s only asset covered by the Shared National Credit review program.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Our net interest spread was 2.70% for the year ended December 31, 2010 compared to 2.62% for the year ended December 31, 2009. During 2010, the rate at which our weighted average rate paid on interest-bearing liabilities declined outpaced the decrease in the weighted average yield of our interest-earning assets, resulting in an increase in the net interest spread. We may not be able to further decrease the weighted average rate paid on interest-bearing liabilities in a rising rate environment. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended December 31, 2009, was $126,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently Enacted Regulatory Reform May Have a Material Impact on Our Operations

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. Under the new law, the Company’s and the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time. See “Regulation—Recently Enacted Regulatory Reform.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2010, we conducted business from our main office and two full-service banking offices. Our fourth banking office, located on Robert E. Lee Boulevard in New Orleans, remains closed due to flood damage incurred during Hurricane Katrina, and it is uncertain whether we will re-open this office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2010. We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(Dollars In Thousands)
Main Office:
1600 Veterans Boulevard
Metairie, Louisiana 70005	Owned	n/a	$1,220	$112,062	(1)

Branch Offices:
4401 Transcontinental Drive
Metairie, Louisiana 70006	Owned(2)	3/31/2016	167	40,413

5435 Magazine Street
New Orleans, Louisiana 70115	Owned	n/a	207	22,733

1522 Robert E. Lee Boulevard
New Orleans, Louisiana 70122	Leased	6/30/2009	—	13,154	(3)

1510 Robert E. Lee Boulevard
New Orleans, Louisiana 70122	Owned(4)	n/a	94	—

Total			$1,688	$188,362

(Footnotes on next page)

(1)	All IRA deposits are assigned to the Main office.
(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.
(3)	The deposits for the Robert E. Lee office have been temporarily re-assigned to the main office for regulatory reporting purposes as the Robert E. Lee office has been closed since August 2005 due to flood damage from Hurricane Katrina.
(4)	During 2009, we acquired the property adjacent to our branch office in order to provide additional parking.

Item 3.	Legal Proceedings.

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

(a) Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”. The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007. As of the close of business on December 31, 2010, there were 3,640,918 shares of common stock outstanding, held by approximately 261 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2010	$14.65	14.01	$—
September 30, 2010	14.95	14.07	—
June 30, 2010	15.25	14.07	—
March 31, 2010	15.50	14.50	—
December 31, 2009	14.95	14.00	—
September 30, 2009	14.25	13.25	—
June 30, 2009	14.25	12.75	—
March 31, 2009	12.93	12.05	—

The Company did not sell any of its equity securities during 2010 that were not registered under the Securities Act of 1933. For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b) Not applicable.

(c) The Company’s repurchases of its common stock made during the quarter ended December 31, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2010 – October 31, 2010	—	$—	—	—
November 1, 2010 – November 30, 2010	108,848	14.41	108,848	81,043
December 1, 2010 – December 31, 2010	56,072	14.49	56,072	24,971

Total	164,920	$14.44	164,920

Notes to table above:

(1)	On November 1, 2010, the Company announced a stock repurchase program to acquire 5%, or 189,891 shares of its common stock over a six month period.

Item 6.	Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc. You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$320,875	$329,779	$327,449	$270,944	$219,726
Cash and cash equivalents	6,610	4,735	4,974	11,648	3,825
Investment securities:
Available-for-sale	47,106	35,445	25,932	40,468	21,676
Held-to-maturity	1,354	4,352	6,107	6,950	3,744
Mortgage-backed securities:
Available-for-sale	15,383	27,079	54,159	32,168	34,015
Held-to-maturity	62,185	90,194	117,322	74,693	57,545
Loans receivable, net	179,110	158,446	111,236	96,902	89,424
Deposits	188,362	188,622	160,589	143,629	150,335
Borrowings	68,248	63,810	76,660	34,416	35,242
Shareholders’ equity	60,278	73,348	85,727	89,870	29,198
Banking offices(1)	4	4	5	4	4

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$16,140	$16,832	$15,837	$13,423	$12,249
Total interest expense	5,864	6,277	5,963	5,556	5,334

Net interest income	10,276	10,555	9,874	7,867	6,915
Provision (recovery) for loan losses	269	337	(43)	(268)	(458)

Net interest income after provision (recovery) for loan losses	10,007	10,218	9,917	8,135	7,373
Total non-interest income	990	836	526	501	513
Total non-interest expense	7,272	7,090	6,402	4,867	4,887

Income before income taxes	3,725	3,964	4,041	3,769	2,999
Income taxes	1,167	1,430	1,297	1,128	976

Net income	$2,558	$2,534	$2,744	$2,641	$2,023

Earnings per share (basic)(2)	$071	$0.54	$0.49	$0.94	N/A
Earnings per share (diluted)(2)	$0.69	$0.54	$0.49	$0.94	N/A

Selected Operating Ratios(3):
Average yield on interest-earning assets	5.07%	5.30%	5.53%	5.69%	5.44%
Average rate on interest-bearing liabilities	2.37	2.68	3.04	3.12	2.74
Average interest rate spread(4)	2.70	2.62	2.50	2.56	2.70
Net interest margin(4)	3.23	3.32	3.43	3.33	3.07
Average interest-earning assets to average interest-bearing liabilities	128.83	135.63	145.81	132.71	115.83
Net interest income after provision for loan losses to non-interest expense	137.61	144.12	154.90	167.84	153.76
Total non-interest expense to average assets	2.23	2.18	2.19	2.00	2.06
Efficiency ratio(5)	64.55	62.24	61.56	58.06	65.36
Return on average assets	0.78	0.78	0.94	1.09	0.87
Return on average equity	3.78	3.16	3.09	4.65	7.21
Average equity to average assets	20.72%	24.71%	30.27%	23.40%	12.04%

(Footnotes on next page)

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.51%	0.63%	0.47%	0.87%	0.98%
Non-performing assets as a percent of total assets(7)	0.81	0.78	0.16	0.31	0.40
Non-performing assets and troubled debt restructurings as a percent of total assets(7)	0.81	0.78	0.16	0.31	0.40
Allowance for loan losses as a percent of non-performing loans	193.72	165.60	375.38	237.41	261.94
Allowance for loan losses as a percent of total loans	0.98	1.04	1.72	2.01	2.49
Net charge-offs to average loans receivable	0.10	0.47	—	—	—

Capital Ratios(6):
Tier 1 leverage ratio	16.02	18.20	18.35	23.52	13.51
Tier 1 risk-based capital ratio	33.68	40.55	47.99	57.72	32.80
Total risk-based capital ratio	34.70%	41.47%	49.24%	58.97%	34.06%

(1)	Our branch on Robert E. Lee Boulevard in New Orleans has been closed since Hurricane Katrina hit on August 29, 2005. At December 31, 2008, total banking offices included a loan production office in Hammond, Louisiana which was closed in 2009.
(2)	Earnings per share data for 2007 is elevated because the denominator was reduced due to the abbreviated period.
(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(4)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable. Capital ratios are for the Bank only.
(7)	Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of all loans 90 days or more past due. It is our policy to cease accruing interest on all loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank. Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana. We currently operate three banking offices in Jefferson and Orleans Parishes. Our fourth banking office has been closed since Hurricane Katrina in August 2005, and it is uncertain whether we will re-open this office in the future. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities. At December 31, 2010, we had total assets of $320.9 million, including $179.1 million in net loans and $126.0 million of mortgage-backed and other investment securities, total deposits of $188.4 million and shareholders’ equity of $60.3 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income. During 2010, 2009 and 2008, our originations of single-family residential mortgage loans totaled $59.0 million, $59.1 million, and $13.5 million, respectively. The growth in our originations during 2009 and 2010 was due primarily to increased refinancing activity due to a decline in mortgage rates, and the Bank’s hiring of experienced mortgage loan originators during the third quarter of 2008. Another significant factor contributing to the growth of our single-family originations is the continued repopulation of our market area associated with the Hurricane Katrina recovery.

In order to serve the financial needs of our business community, the Bank offers mortgage products secured by multi-family residential properties, commercial real estate and land. In the aggregate, our originations of these types of loans were $17.3 million, $17.5 million, and $16.0 million, respectively, for the periods ended December 31, 2010, 2009 and 2008. Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2010, we had 14 loans with an aggregate principal balance of $282,000 that were 30 to 89 days delinquent, compared to seven loans with an aggregate principal balance of $379,000 at December 31, 2009. We anticipate that the current economic recession will lead to additional job losses in our market area in the next twelve months, and will likely create additional delinquencies. Our non-performing loans were $908,000, $1.0 million and $520,000, respectively, at December 31, 2010, 2009 and 2008. Total real estate owned was $1.7 million and $1.6 million, respectively, at December 31, 2010, and 2009. We had no real estate owned at December 31, 2008. At December 31, 2010, real estate owned was comprised of a single family residence with a fair value of $900,000, a multi-family residential property with a fair value of $350,000, and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $446,000. Total non-performing assets were $2.6 million, $2.6 million and $520,000, respectively, at December 31, 2010, 2009 and 2008.

Our total mortgage-backed securities and investment securities portfolio was $126.0 million or 39.3% of our total assets at December 31, 2010. These securities are comprised of US agency issued obligations and do not include “private label” securities. Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral. The market value of our securities may decline in the future due to an increase in the level of interest rates. However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected. We do not purchase securities for speculative or trading purposes.

Our total deposits were $188.4 million and $188.6 million at December 31, 2010 and 2009, respectively. Management anticipates that the FDIC’s permanent increase in their maximum deposit insurance coverage to $250,000, and our efforts to grow corresponding deposits relationships with our new loan customers, will lead to future growth in our deposit base.

Our total equity capital at December 31, 2010, was $60.3 million. Our average equity to average assets ratio was 20.7% for the period ended December 31, 2010. The Bank’s capital ratios exceed all regulatory guidelines, and the Bank was deemed to be “well-capitalized” as of December 31, 2010.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we continue to grow and expand our operations. In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form. For the years ended December 31, 2010, 2009 and 2008, the cost of our Employee Stock Ownership Plan was $371,000, $343,000, and $307,000, respectively. Compensation expense related to our stock option plan and recognition and retention awards were $741,000, $751,000 and $626,000, during 2010, 2009 and 2008, respectively. These equity compensation plans were approved by our shareholders in February 2008. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

•

Expanding our Market Area. We intend to pursue opportunities to expand our market area by opening additional banking offices, including loan production offices. We may consider acquisitions of other financial institutions (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus our expansion efforts on certain areas within Jefferson and Orleans Parishes, as well as, markets on the north shore of Lake Pontchartrain.

•

Maintaining Asset Quality. Despite the negative effects of Hurricane Katrina, and more recently, the national recession, we remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses. Our ratio of non-performing assets to total assets was 0.81% at December 31, 2010 and 0.78% at December 31, 2009.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a positive 2.02% at December 31, 2010.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$21,518	$7,728	$16,164	$54,066	$41,923	$39,675	$181,074
Investment securities	849	17,220	19,285	8,995	1,928	183	48,460
Mortgage-backed securities	6,739	7,839	11,126	28,616	9,962	11,949	76,231
Other interest-earning assets	3,654	349	—	99	—	2,002	6,104

Total interest-earning assets	32,760	33,136	46,575	91,776	53,813	53,809	311,869

Interest-bearing liabilities:
Passbook accounts	$—	$—	$181	$—	$—	$19,187	$19,368
Checking accounts	—	—	—	—	—	19,319	19,319
Money market accounts	6,711	—	—	—	—	—	6,711
Certificate accounts	41,952	19,851	24,700	25,871	22,460	—	134,834
Borrowings	1,132	3,305	8,201	39,920	7,787	12,565	72,910

Total interest-bearing Liabilities	49,795	23,156	33,082	65,791	30,247	51,071	253,142

Interest-earning assets less interest-bearing liabilities	$(17,035)	$9,980	$13,493	$25,985	$23,566	$2,738	$58,727

Cumulative interest-rate sensitivity gap(3)	$(17,035)	$(7,055)	$6,438	$32,423	$55,989	$58,727
Cumulative interest-rate gap as a percentage of total assets at December 31, 2010	(5.34)%	(2.21)%	2.02%	10.16%	17.54%	18.39%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2010	65.79%	90.33%	106.07%	118.87%	127.71%	123.20%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis. In addition to our internal NPV calculation, the Office of Thrift Supervision (“OTS”) prepares a quarterly calculation based on certain repricing and prepayments assumptions that may differ from our internal expectations. Therefore, the results of the OTS NPV calculation, and our internal calculation, may differ with respect to the magnitude of the change in NPV for a given interest rate scenario. The following table sets forth the NPV as of December 31, 2010, as calculated by the OTS model, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$50,464	$(17,640)	(26)%	15.95%	(3.94)%
200	57,923	(10,181)	(15)	17.77	(2.12)
100	63,956	(4,148)	(6)	19.09	(0.80)
Static	68,104	—	—	19.89	—
(100)	70,435	2,331	3	20.26	0.38

Based on the guidelines found in OTS Thrift Bulletin 13a (“TB-13a”), the interest rate risk sensitivity measure for the Bank was 212 basis points at December 31, 2010. This sensitivity measure is considered in conjunction with the Bank’s post-shock capital ratio of 17.77%, in arriving at a minimal level of interest rate risk as per TB13a.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows the results of our NII model as of December 31, 2010.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)
200bp	$8,948	$(118)	(1.30)%
Static	9,066	—	—
(100)	8,912	(154)	(1.69)

The above table indicates that as of December 31, 2010, in the event of an immediate and sustained 200 basis point increases in interest rates, our net interest income for the 12 months ending December 31, 2010 would be expected to decrease by $118,000 or 1.3% to $8.9 million.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$170,485	$10,386	6.09%	$133,498	$8,400	6.29%	$103,512	$7,010	6.77%
Mortgage-backed securities	97,732	4,897	5.01	146,962	7,637	5.20	129,669	6,591	5.08
Investment securities	39,978	817	2.04	26,384	723	2.74	42,436	1,924	4.53
Other interest-earning assets	10,084	40	0.40	11,033	72	0.65	10,619	312	2.94

Total interest-earning assets	318,279	16,140	5.07%	317,877	16,832	5.30%	286,236	15,837	5.53%

Non-interest-earning assets	8,016			6,636			6,715

Total assets	$326,295			$324,513			$292,951

Interest-bearing liabilities:
Passbook, checking and money market accounts	43,400	162	0.37	43,442	177	0.41	44,035	178	0.40
Certificate accounts	135,599	3,032	2.24	125,862	3,537	2.81	100,478	3,751	3.73

Total deposits	178,999	3,194	1.78	169,304	3,714	2.19	144,513	3,929	2.72
Borrowings	68,057	2,670	3.92	65,061	2,563	3.94	51,790	2,034	3.93

Total interest-bearing liabilities	247,056	5,864	2.37%	234,365	6,277	2.68%	196,303	5,963	3.04%

Non-interest-bearing liabilities	11,618			9,954			7,972

Total liabilities	258,674			244,319			204,275
Stockholders’ Equity	67,621			80,194			88,676

Total liabilities and Stockholders’ Equity	$326,295			$324,513			$292,951

Net interest-earning assets	$71,223			$83,512			$89,933

Net interest income; average interest rate spread		$10,276	2.70%		$10,555	2.62%		$9,874	2.50%

Net interest margin(2)			3.23%			3.32%			3.45%

Average interest-earning assets to average interest-bearing liabilities			128.83%			135.63%			145.81%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(341)	$2,327	$1,986	$(641)	$2,031	$1,390
Mortgage-backed securities	(182)	(2,558)	(2,740)	167	879	1,046
Investment securities	(279)	373	94	(473)	(728)	(1,201)
Other interest-earning assets	(26)	(6)	(32)	(252)	12	(240)

Total interest income	(828)	136	(692)	(1,199)	2,194	995

Interest expense:
Passbook, NOW and money market accounts	(15)	—	(15)	1	(2)	(1)
Certificate accounts	(779)	274	(505)	(1,162)	948	(214)

Total deposits	(794)	274	(520)	(1,161)	946	(215)
Borrowings	(11)	118	107	8	521	529

Total interest expense	(805)	392	(413)	(1,153)	1,467	314

Increase (decrease) in net interest income	$(23)	$(256)	$(279)	$(46)	$727	$681

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets were $320.9 million at December 31, 2010, a decrease of $8.9 million from December 31, 2009. Cash and cash equivalents were $6.6 million and $4.7 million at December 31, 2010 and December 31, 2009, respectively. Total investment securities were $48.5 million at December 31, 2010, an increase of $8.7 million compared to December 31, 2009. This increase incurred primarily in US Agency debt securities with maturities of three years or less. During 2010, total mortgage-backed securities decreased by $39.7 million, to $77.6 million. This decrease in the balance of our mortgage-backed securities was due to the receipt of scheduled principal reductions in addition to accelerated prepayments of the underlying mortgage loans. Net loans receivable were $179.1 million at December 31, 2010, an increase of $20.7 million, or 13.0%, from December 31, 2009. During 2010, first mortgage loans secured by single family residences increased by $12.9 million, home equity loans and lines increased by $1.4 million, multi-family residential loans increased by $2.4 million, and non-residential real estate loans increased by $4.8 million.

Total deposits were $188.4 million at December 31, 2010, and $188.6 million at December 31, 2009. Non-interest bearing deposits were $8.1 million and $7.9 million at December 31, 2010 and 2009, respectively. Total Federal Home Loan Bank advances and other borrowings were $68.3 million at December 31, 2010, an increase of $4.4 million from December 31, 2009. During 2010, we increased our total borrowings in the form of Federal Home Loan Bank advances, with maturities ranging from five years to ten years, which will provide long-term funding for the growth in our loan portfolio.

Total shareholders’ equity was $60.3 million at December 31, 2010, a decrease of $13.1 million from December 31, 2009. During 2010, the Company increased its treasury stock by 1,123,404 shares, which were purchased at an aggregate cost of $16.5 million, pursuant to its publicly announced repurchase plans. In addition, 25,383 shares held by the ESOP trust, with a cost basis of $254,000, were released for allocation to plan participants, and 44,584 vested shares held by the Company’s Recognition and Retention Plan Trust, with a cost basis of $562,200, were released to participants during 2010. Net income of $2.6 million increased retained earnings to $40.2 million at December 31, 2010. Our average equity to assets ratio for 2010 was 20.72%, compared to 24.71% for 2009. The Bank’s tier 1 capital ratio was 16.02% at December 31, 2010, which was well in excess of well-capitalized regulatory standards at such date. The Bank’s tier 1 capital was reduced by capital distributions of $9.9 million made by the Bank to the Company during the year ended December 31, 2010. These distributions were made to provide liquidity to the Company’s capital management initiatives, which include, but are not limited to, its stock repurchase plans.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

Net interest income for the year ended December 31, 2010 was $10.3 million, a decrease of $279,000 from the year ended December 31, 2009. Interest income was $16.1 million and $16.8 million for the respective twelve month periods ended December 31, 2010 and 2009. The average yield on our interest-earning assets for 2010 was 5.07%, compared to 5.30% for 2009. Interest income on loans receivable was $10.4 million and $8.4 million, respectively, for the years ended December 31, 2010 and 2009. The increase in interest income earned on loans receivable was primarily due to a $37.0 million increase in the average balance during 2010. Interest income on mortgage-backed securities was $4.9 million during 2010, a decrease of $2.7 million from 2009. The average balance of our mortgage-backed securities during 2010 was $97.7 million, which earned an average yield of 5.01% compared to an average balance of $147.0 million during 2009, at an average yield of 5.20%. The decline in the balance of our mortgage-backed securities during 2010 was due to accelerated prepayments of principal associated with the refinancing of the underlying mortgage loans. Interest income on investment securities increased by $94,000 during 2010 compared to 2009, due primarily to a $13.6 million increase in average balance, which was partially offset by a 70 basis point decline in our average yield.

For the year ended December 31, 2010, total interest expense was $5.9 million, a decrease of $413,000 compared to the year ended December 31, 2009. The average interest rate paid on interest-bearing liabilities was 2.37% during 2010, a decrease of 31 basis points from 2009. The average interest rate spread for the year ended December 31, 2010 and 2009 was 2.70% and 2.62%, respectively. Our net interest margin for the year ended December 31, 2010 was 3.23%, a decrease of nine basis points from the year ended December 31, 2009.

For the year ended December 31, 2010, the Company recorded provisions for loan losses of $269,000, a decrease of $68,000 compared to the year ended December 31, 2009. Our allowance for loan losses was $1.8 million at December 31, 2010, or 193.72% of our non-performing loans at such date. During the 2010, the Company recorded charge-offs of $174,000, of which $171,000 pertained to a loan secured by a multi-family residential building which was placed in foreclosure. This property was subsequently sold in January 2011. Stated as a percentage of total loans receivable, our allowance for loan losses was 0.98% and 1.04% at December 31, 2010 and December 31, 2009, respectively.

Non-interest income for the years ended December 31, 2010 and 2009 was $990,000 and $836,000, respectively. Customer service fees increased by $70,000 during 2010 compared to 2009, primarily due to a $77,000 increase in fees earned in connection with the sale of reverse mortgage loans. In the aggregate, the Company sold $5.7 million in securities during 2010 at a $204,000 gain, compared to the sale of $13.8 million in securities during 2009 resulting in gains of $406,000. Gains on the sale of mortgage loans were $245,000 and $30,000, respectively for the years ended December 31, 2010 and 2009. The $215,000 increase in gains on loan sales is primarily due to an increase in refinancing activity during 2010, as a result of the decrease in average mortgage rates during the period. In addition, during the 2010, the Bank realized a gain of $64,000 on its equity investment in a small business investment company (“SBIC”). The SBIC was formed in 2001 under the guidelines of the Small Business Administration to leverage private equity and SBA funding in order to promote growth, expansion, and modernization of small businesses. There was no such gain recorded in 2009.

Non-interest expense for the year ended December 31, 2010 was $7.3 million, an increase of $182,000 compared to the year ended December 31, 2009. Salaries and benefits expense increased by $153,000, to $ 4.6 million, during the twelve months ended December 31, 2010 compared to the twelve months ended December 30, 2009. This increase is primarily attributed to higher levels of base compensation and increased employee stock ownership plan expenses, which were due to an increase in the average market price of our common stock during the year. Occupancy expenses were $1.1 million and $1.2 million, respectively, for the years ended December 31, 2010 and 2009. The Louisiana bank shares tax is an ad-valorem tax assessed by the parishes in which our branches are located based on market value of the Bank. The market value is calculated using a formula devised by the state that determines value based on an income component and an equity component. The calculated market value is then allocated to each branch location based on its respective pro-rata share of deposits. Our Louisiana bank shares tax was $214.000 for the year ended December 31, 2010, and $211,000 for the year ended December 31, 2009. The Bank’s FDIC deposit insurance premium for 2010 was $180,000, a decrease of $53,000 compared to 2009. The reduction in the 2010 FDIC deposit insurance premium compared to the 2009 premium was due to a one-time assessment imposed on all insured institutions during 2009. The Bank’s share of this one-time assessment was $126,000. During 2010, the Bank recorded losses of $235,000 with respect to the valuation of its OREO. The largest write-down during 2010 followed the receipt of an OTS Shared National Credit report, which pertained to a $170 million construction loan on a multi-use development in Baton Rouge, Louisiana, in which the Bank has a 0.6% participation interest and which was placed in other real estate owned in 2009. The Bank’s original investment in this project was $1.0 million. As a result of this report’s valuation, our investment in OREO was reduced by $107,000. In the aggregate, the Bank has made write-downs of $503,000 with respect to its interest in this Shared National Credit. At December 31, 2010, our OREO consisted of three properties: a single family residence with a carrying value of $900,000, our participation interest in the above-described multi-use development in Baton Rouge, Louisiana with a carrying value of $446,000 and a multi-family residential building with a carrying value of $350,000. The latter property was sold in January 2011. Other non-interest expense for 2010 was $973,000, a decrease of $114,000 compared to 2009. The primary factors affecting this decrease were a $41,000 reduction in the Company’s Louisiana franchise tax as well as reductions in its advertising costs and legal fees associated with collection activities.

For the years ended December 31, 2010 and 2009, income tax expense was $1.2 million and $1.4 million, respectively. The reduction in our income tax expense for the year was due to an increase in the Company’s deferred tax assets.

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

During the year ended December 31, 2009, the Company recorded provisions for loan losses of $337,000 compared to net recoveries of $43,000 for the year ended December 31, 2008. The recoveries recorded in the 2008 period were primarily attributed to reductions in the allowance for loan losses due to reversals of provisions previously established in 2005 with respect to loans secured by properties damaged by Hurricane Katrina. During the fourth quarter of 2009, the Company charged-off $232,000 of its allowance for loan losses previously established against a first mortgage loan and home equity line of credit secured by a single family residence. In the third quarter of 2009, the Company charged-off $396,000 of its allowance for loan losses established against its participation interest in a non-performing construction loan secured by mixed-use commercial real estate. Total charge-offs for the year-ended December 31, 2009 were $628,000. Our total allowance for loan losses at December 31, 2009 was $1.7 million, or 165.60% of our non-performing loans. Expressed as a percentage of total loans receivable, our allowance for loan losses was 1.04% at December 31, 2009. At December 31, 2009 our total non-performing loans and total non-performing assets amounted to $1.0 million and $2.6 million, respectively.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2010, our cash and cash equivalents amounted to $6.6 million. In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $62.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2010, we had certificates of deposit maturing within the next 12 months amounting to $86.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended December 31, 2010, the average balance of our outstanding FHLB advances and other borrowings was $68.1 million. At December 31, 2010, we had $42.2 million in outstanding FHLB advances and we had $138.4 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances. We also access funds through reverse repurchase agreements with commercial banks. These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank. Our borrowings from reverse repurchase agreements amounted to $26.0 million at December 31, 2010. Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis. Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2010.

	Total Amounts Committed	Amount of Commitment Expiration—Per Period
		To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Letters of credit	$—	$—	$—	$—	$—
Lines of credit	9,822	107	724	862	8,129
Undisbursed portion of loans in process	24	—	—	—	24
Commitments to originate loans	7,552	5,816	1,736	—	—

Total commitments	$17,398	$5,923	$2,460	$862	$8,153

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2010.

	Total	Payments Due By Period
		To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Certificates of deposit	$134,834	$86,380	$25,995	$22,459	$—
FHLB advances and other borrowings	68,248	12,530	39,679	7,502	8,537

Total long-term debt	203,082	98,910	65,674	29,961	8,537
Operating lease obligations	179	34	68	68	9

Total contractual obligations	$203,261	$98,944	$65,742	$30,029	$8,546

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. This authoritative guidance became effective for business combinations closing on or after January 1, 2009.

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its financial statements.

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is effective for the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on the Company’s financial statements.

In July 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans. The Company adopted this guidance on December 31, 2010, with no impact on its financial statements except for additional financial statement disclosures.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance will be effective on January 1, 2011 and is not expected to have an impact on the Company’s financial statements.

In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB. The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Louisiana Bancorp, Inc.

Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans (the Bank), as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ LaPorte, Sehrt, Romig and Hand

A Professional Accounting Corporation

Metairie, Louisiana

March 16, 2011

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Assets
Cash and Due from Banks	$2,956	$2,317
Short-Term Interest-Bearing Deposits	3,654	2,418

Total Cash and Cash Equivalents	6,610	4,735

Certificates of Deposit	635	1,525
Securities Available-for-Sale, at Fair Value (Amortized Cost of $61,429 in 2010 and $61,131 in 2009)	62,489	62,524
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $67,355 in 2010 and $98,799 in 2009)	63,539	94,546
Loans, Net of Allowance for Loan Losses of $1,759 in 2010 and $1,661 in 2009	179,110	158,446
Accrued Interest Receivable	1,196	1,326
Other Real Estate Owned	1,696	1,573
Stock in Federal Home Loan Bank	2,002	1,995
Premises and Equipment, Net	1,688	1,797
Other Assets	1,910	1,312

Total Assets	$320,875	$329,779

Liabilities and Shareholders’ Equity
Deposits
Non-Interest-Bearing	$8,130	$7,893
Interest-Bearing	180,232	180,729

Total Deposits	188,362	188,622

Borrowings	68,248	63,810
Advance Payments by Borrowers for Taxes and Insurance	1,997	1,914
Accrued Interest Payable	421	597
Other Liabilities	1,569	1,488

Total Liabilities	260,597	256,431

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,640,918 and 4,764,322 Shares Outstanding in 2010 and 2009, Respectively	63	63
Additional Paid-in-Capital	62,880	62,586
Unearned ESOP Shares	(4,188)	(4,442)
Unearned Recognition and Retention Plan Shares	(2,074)	(2,636)
Treasury Stock, at Cost (2,704,814 and 1,581,410 Shares in 2010 and 2009, Respectively)	(37,321)	(20,803)
Retained Earnings	40,218	37,660
Accumulated Other Comprehensive Income	700	920

Total Shareholders’ Equity	60,278	73,348

Total Liabilities and Shareholders’ Equity	$320,875	$329,779

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$10,386	$8,400	$7,010
Mortgage Backed Securities	4,897	7,637	6,591
Investment Securities	817	723	1,924
Other Interest-Bearing Deposits	40	72	312

Total Interest and Dividend Income	16,140	16,832	15,837

Interest Expense
Deposits	3,194	3,714	3,929
Borrowings	2,670	2,563	2,034

Total Interest Expense	5,864	6,277	5,963

Net Interest Income	10,276	10,555	9,874
Provision (Recovery) for Loan Losses	269	337	(43)

Net Interest Income after Provision (Recovery) for Loan Losses	10,007	10,218	9,917

Non-Interest Income
Customer Service Fees	394	324	396
Gain on Sale of Loans	249	36	29
Gain on Sale of Securities	204	406	3
Other Income	143	70	98

Total Non-Interest Income	990	836	526

Non-Interest Expense
Salaries and Employee Benefits	4,557	4,404	4,044
Occupancy Expense	1,113	1,155	1,063
Louisiana Bank Shares Tax	214	211	240
FDIC Insurance Premium	180	233	21
Net Cost of OREO Operations	235	—	—
Other Expenses	973	1,087	1,034

Total Non-Interest Expense	7,272	7,090	6,402

Income Before Income Tax Expense	3,725	3,964	4,041
Income Tax Expense	1,167	1,430	1,297

Net Income	$2,558	$2,534	$2,744

Earnings Per Share
Basic	$0.71	$0.54	$0.49
Diluted	$0.69	$0.54	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In Thousands)
Net Income	$2,558	$2,534	$2,744

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Losses) Gains Arising During the Period	(92)	(149)	1,037
Reclassification Adjustment for Gains Included in Net Income	(128)	(268)	(2)

Total Other Comprehensive (Loss) Income	(220)	(417)	1,035

Comprehensive Income	$2,338	$2,117	$3,779

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity Shareholders’ Equity
	(In Thousands)
Balances at December 31, 2007	$63	$62,073	$(4,950)	$—	$—	$32,382	$302	$89,870
Net Income—Year Ended December 31, 2008	—	—	—	—	—	2,744	—	2,744
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	1,035	1,035
Stock Purchased for Recognition and Retention Plan	—	—	—	(3,200)	—	—	—	(3,200)
Stock Purchased for Treasury	—	—	—	—	(5,208)	—	—	(5,208)
ESOP Shares Released for Allocation (25,382 Shares)	—	53	254	—	—	—	—	307
Stock Option Expense	—	179	—	—	—	—	—	179

Balances at December 31, 2008	63	62,305	(4,696)	(3,200)	(5,208)	35,126	1,337	85,727
Net Income—Year Ended December 31, 2009	—	—	—	—	—	2,534	—	2,534
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	(417)	(417)
Stock Purchased for Treasury	—	—	—	—	(15,595)	—	—	(15,595)
ESOP Shares Released for Allocation (25,382 Shares)	—	89	254	—	—	—	—	343
RRP Shares Earned	—	(48)	—	564	—	—	—	516
Stock Option Expense	—	240	—	—	—	—	—	240

Balances at December 31, 2009	63	62,586	(4,442)	(2,636)	(20,803)	37,660	920	73,348
Net Income—Year Ended December 31, 2010	—	—	—	—	—	2,558	—	2,558
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	—	—	—	—	—	—	(220)	(220)
Stock Purchased for Treasury	—	—	—	—	(16,628)	—	—	(16,628)
ESOP Shares Released for Allocation (25,383 Shares)	—	117	254	—	—	—	—	371
RRP Shares Earned	—	(48)	—	562	—	—	—	514
Stock Options Exercised	—	(17)	—	—	110	—	—	93
Stock Option Expense	—	242	—	—	—	—	—	242

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,558	$2,534	$2,744
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	218	239	230
Provision (Recovery) for Loan Losses	269	337	(43)
Net Increase in ESOP Shares Earned	371	343	307
Net Increase in RRP Shares Earned	514	516	—
Stock Option Plan Expense	242	240	179
Discount Accretion Net of Premium Amortization	(220)	(319)	(155)
Gain on Insurance Settlement	—	(2)	—
Deferred Income Tax (Benefit) Expense	(504)	(133)	70
Gain on Sale of Securities	(204)	(406)	(3)
Gain on Sale of Loans	(250)	(36)	(31)
Gain on Sale of Property and Equipment	—	(4)	(7)
Originations of Loans Held-for-Sale	(30,793)	(12,509)	(1,281)
Proceeds from Sales of Loans Held-for-Sale	30,559	12,478	1,269
Decrease in Accrued Interest Receivable	130	323	26
Impairment of Other Real Estate Owned	227	—	—
Decrease (Increase) in Other Assets	19	(652)	164
(Decrease) Increase in Accrued Interest Payable	(176)	(67)	89
Increase (Decrease) in Other Liabilities	81	(446)	1,062

Net Cash Provided by Operating Activities	3,041	2,436	4,620

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(426)	(1,676)	(1,811)
Purchase of Securities Available-for-Sale	(52,994)	(37,455)	(56,116)
Purchase of Securities Held-to-Maturity	—	(8,601)	(61,092)
Proceeds from Maturities of Certificates of Deposit	1,317	1,576	2,496
Proceeds from Maturities of Securities Available-for-Sale	47,293	42,772	50,154
Proceeds from Maturities of Securities Held-to-Maturity	31,074	36,046	19,189
Proceeds from Sales of Securities Available-for-Sale	5,635	13,781	350
Proceeds from Sales of Securities Held-to-Maturity	125	—	—
Net Increase in Loans Receivable	(21,289)	(49,967)	(15,632)
Proceeds from Sales of Loans Held for Investing	489	914	1,384
Insurance Proceeds—Property Damage	—	42	—
Purchase of Property and Equipment	(109)	(272)	(165)
Proceeds from Sale of Property and Equipment	—	4	15
Net (Increase) Decrease in Investment in Federal Home Loan Bank Stock	(7)	298	(919)

Net Cash Provided by (Used in) Investing Activities	11,108	(2,538)	(62,147)

Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(261)	28,033	16,960
Increase in Advances by Borrowers for Taxes and Insurance	83	275	57
Increase (Decrease) in Borrowings	4,439	(12,850)	42,244
Stock Purchased for RRP	—	—	(3,200)
Purchase of Treasury Stock	(16,628)	(15,595)	(5,208)
Proceeds from Exercise of Options	93	—	—

Net Cash (Used in) Provided by Financing Activities	(12,274)	(137)	50,853

Net Increase (Decrease) in Cash and Cash Equivalents	1,875	(239)	(6,674)
Cash and Cash Equivalents, Beginning of Year	4,735	4,974	11,648

Cash and Cash Equivalents, End of Year	$6,610	$4,735	$4,974

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$6,040	$6,344	$5,874

Income Taxes	$1,752	$2,498	$654

Loans Transferred to Other Real Estate Owned	$350	$1,573	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

For 2010, the Bank is required to maintain cash in reserve accounts with the Federal Reserve Bank of Atlanta. For the reserve maintenance period ended December 31, 2010, the reserve requirement was $444,000.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company held no trading securities as of December 31, 2010 or 2009.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings, and performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Student loans are held for investment purposes as long as the student is still in school. In accordance with the Bank’s agreement with Student Loan Marketing Association (“SLMA”), these loans are transferred to the held-for-sale category and are sold, once the student has gone into repayment status. During the second quarter of 2010, the Company sold the outstanding balance of its student loans to SLMA. The Company will no longer originate student loans under the SLMA agreement.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $132,000, $163,000, and $223,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. This authoritative guidance became effective for business combinations closing on or after January 1, 2009.

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its financial statements.

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is effective for the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on the Company’s financial statements.

In July 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans. The Company adopted this guidance on December 31, 2010, with no impact on its financial statements except for additional financial statement disclosures.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

carrying amount. This new authoritative guidance will be effective on January 1, 2011 and is not expected to have an impact on the Company’s financial statements.

In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB. The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.

Note 2.	Securities

A summary of securities classified as available-for-sale at December 31, 2010 and 2009, with gross unrealized gains and losses, is as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$9,770	$584	$—	$10,354
FHLMC	4,735	294	—	5,029

	14,505	878	—	15,383
U.S. Government and Agency Obligations	46,924	307	(125)	47,106

Total	$61,429	$1,185	$(125)	$62,489

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$508	$40	$—	$548
FNMA	17,330	770	—	18,100
FHLMC	8,026	405	—	8,431

	25,864	1,215	—	27,079
U.S. Government and Agency Obligations	35,267	348	(170)	35,445

Total	$61,131	$1,563	$(170)	$62,524

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of securities classified as held-to-maturity at December 31, 2010 and 2009, with gross unrealized gains and losses, is as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$8,949	$352	$—	$9,301
FNMA	33,249	2,080	—	35,329
FHLMC	19,987	1,368	—	21,355

	62,185	3,800	—	65,985
Municipal Bonds
Revenue Bonds	285	6	—	291
General Obligation Bonds	1,069	10	—	1,079

	1,354	16	—	1,370

Total	$63,539	$3,816	$—	$67,355

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$12,386	$376	$—	$12,762
FNMA	49,211	2,263	(2)	51,472
FHLMC	28,597	1,600	(1)	30,196

	90,194	4,239	(3)	94,430
U.S. Government and Agency Obligations	3,000	—	(15)	2,985
Municipal Bonds
Revenue Bonds	286	14	—	300
General Obligation Bonds	1,066	18	—	1,084

	1,352	32	—	1,384

Total	$94,546	$4,271	$(18)	$98,799

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2010, are as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$—	$—	$1,354	$1,370
One to Five Years	50,811	51,148	2,469	2,621
Five to Ten Years	5,451	5,826	14,990	15,982
Over Ten Years	5,167	5,515	44,726	47,382

Total	$61,429	$62,489	$63,539	$67,355

During the year ended December 31, 2010, the Company sold available-for-sale securities for $5,635,000, resulting in realized gains of $194,000. During the year ended December 31, 2009, the Company sold available-for-sale investment securities for $13,781,000, resulting in realized gains of $406,000.

During the year ended December 31, 2010, the Company sold certain investments from the held-to-maturity category for proceeds of $125,000, resulting in a realized gain of $10,000. These securities were sold in accordance with the limited exceptions as provided by ASC 320, Investments-Debt and Equity Securities. There were no sales of held-to-maturity securities during the year ended December 31, 2009.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
December 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	125	22,875	—	—

Total	$125	$22,875	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	170	15,295	—	—

Total	$170	$15,295	$—	$—

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2009
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	2	477	—	—
FHLMC	—	—	1	43

	2	477	1	43
U.S. Government and Agency Obligations	15	2,985	—	—

Total	$17	$3,462	$1	$43

The unrealized losses on the Company’s investments were caused by interest rate increases. The Company purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010 or 2009.

During 2009, the Company transferred certain municipal bonds from the held-to-maturity category to the available-for-sale category. The amortized costs of the securities transferred during 2009 were $1,758,000 with an unrealized gain of $2,000. These securities were transferred to available-for-sale due to a decline in their respective credit ratings caused by decreased credit support, as provided by the securities’ guarantors. ASC 320, Investments-Debt and Equity Securities, provides that a security may be reclassified from held-to-maturity to available-for-sale in the event of a decline in the issuer’s creditworthiness. There were no such transfers between held-to-maturity and available-for-sale during 2010.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 3.	Loans

A summary of the balances of loans follows as of December 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$98,635	$85,726
Home Equity Loans and Lines	15,745	14,389
Multi-family Residential	11,785	9,423
Commercial Real Estate	52,594	47,798
Land	951	1,213

Total Loans Secured by Real Estate	179,710	158,549

Consumer and Other Loans
Student Loans	—	485
Loans Secured by Deposits	464	478
Other	900	835

Total Consumer and Other Loans	1,364	1,798

Less:
Allowance for Loan Losses	(1,759)	(1,661)
Net Deferred Loan Origination Fess/Costs	(205)	(240)

Total Loans, Net	$179,110	$158,446

A summary of our current, past due and nonaccrual loans as of December 31, 2010 follows:

	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$94	$—	$123	$217	$98,418	$98,635
Home Equity Loans and Lines	188	—	682	870	14,875	15,745
Multi-family Residential	—	—	—	—	11,785	11,785
Commercial Real Estate	—	—	—	—	52,594	52,594
Land	—	—	34	34	917	951
Consumer and Other Loans	—	—	69	69	1,295	1,364

Total	$282	$—	$908	$1,190	$179,884	$181,074

For the years ended December 31, 2010 and 2009, approximately $34,000 and $12,000, respectively, of interest was foregone on non-accrual loans.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

In the ordinary course of business, the Company has granted loans to directors, executive officers and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Company. An analysis of the changes in loans to such borrowers follows:

	2010	2009
	(In Thousands)
Balance, Beginning of Year	$4,381	$2,637
Additions	1,796	2,848
Payments and Renewals	(1,363)	(1,104)

Balance, End of Year	$4,814	$4,381

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2010	2009	2008
	(In Thousands)
Balance, Beginning of Year	$1,661	$1,952	$1,999
Provision for Loan Losses	269	337	(43)
Loan Recoveries	3	—	—
Loans Charged-Off	(174)	(628)	(4)

Balance, End of Year	$1,759	$1,661	$1,952

The following table details the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.

	Real Estate Secured Mortgage Loans
	1-4 Family Residential	Home Equity Loans/Lines	Multi- Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$726	$273	$167	$397	$10	$88	$1,661
Provision for (Recovery of) Loan Losses	129	—	104	45	(1)	(8)	269
Loans Charged-Off	—	(3)	(171)	—	—	—	(174)
Recoveries of Prior Charge-Offs	3	—	—	—	—	—	3

Balance, End of Year	$858	$270	$100	$442	$9	$80	$1,759

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$—	$152	$—	$—	$1	$69	$222
Loans Collectively Evaluated for Impairment	858	118	100	442	8	11	1,537

	$858	$270	$100	$442	$9	$80	$1,759

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for impairment	$—	$341	$—	$—	$—	$69	$410
Loans Collectively Evaluated for Impairment	98,635	15,404	11,785	52,594	951	1,295	180,664

	$98,635	$15,745	$11,785	$52,594	$951	$1,364	$181,074

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the loans evaluated for possible impairment follows:

	2010	2009
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$410	$937
Impaired Loans not Requiring a Loss Allowance	498	66

Total Impaired Loans	$908	$1,003

Loss Allowance on Impaired Loans	$222	$332

At December 31, 2010 and 2009, all impaired loans were in nonaccrual status. As of December 31, 2010, and 2009, the Company did not hold any renegotiated loans.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit. The recorded investment is presented gross of any specific valuation allowance.

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired loans with no related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$123	$123	$—	$95	$—
Home Equity Loans and Lines	341	341	—	209	—
Multi-family Residential	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Land	34	34	—	7	—
Consumer and Other Loans	—	—	—	—	—

Total	$498	$498	$—	$311	$—

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$—	$—	$—	$—	$—
Home Equity Loans and Lines	341	341	152	340	—
Multi-family Residential	—	—	—	412	—
Commercial Real Estate	—	—	—	—	—
Land	—	—	1	—	—
Consumer and Other Loans	69	69	69	71	—

Total	$410	$410	$222	$823	$—

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$123	$123	$—	$95	$—
Home Equity Loans and Lines	682	682	152	549	—
Multi-family Residential	—	—	—	412	—
Commercial Real Estate	—	—	—	—	—
Land	34	34	1	7	—
Consumer and Other Loans	69	69	69	71	—

Total	$908	$908	$222	$1,134	$—

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Bank uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines.

Special Mention—Loans designated as “special mention” exhibit some weakness or risk that deserves management’s close attention, but do not contain the level of risk associated with an adverse classification. If left unresolved this weakness may develop into a material deficiency in the credit quality of the loan.

Substandard—Loans classified as “substandard” have a well-defined material weakness or weaknesses based on objective evidence and are further characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Loss—Loans classified as “loss” are considered uncollectible, in whole or in part, and should not be carried on the books as an asset without the establishment of a specific valuation allowance or charge-off. This classification does not mean that an asset has no salvage value, but there is much doubt about how much, or when, the recovery will occur.

The following table summarizes the credit grades assigned to our loan portfolio as of December 31, 2010:

	Real Estate Secured Mortgage Loans
	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$98,512	$15,086	$11,785	$52,594	$917	$1,295	$180,189
Special Mention	—	130	—	—	—	—	130
Substandard	123	318	—	—	34	—	475
Loss	—	211	—	—	—	69	280

Total	$98,635	$15,745	$11,785	$52,594	$951	$1,364	$181,074

Note 4.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2010 and 2009, consisted of the following:

	2010	2009
	(In Thousands)
Loans	$760	$671
Investments	120	170
Mortgage-Backed Securities	316	485

Total Accrued Interest	$1,196	$1,326

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows as of December 31st:

	2010	2009
	(In Thousands)
Land, Buildings and Improvements	$4,018	$3,932
Furniture and Fixtures	1,804	1,792
Automobiles	94	94

	5,916	5,818
Accumulated Depreciation and Amortization	(4,228)	(4,021)

Total	$1,688	$1,797

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was approximately $218,000, $239,000, and $230,000, respectively.

Note 6.	Deposits

Interest-bearing deposit account balances at December 31, 2010 and 2009, are summarized as follows:

	Weighted Average Rate at		Account Balances at December 31,
			2010		2009
	2010	2009	Amount	Percent	Amount	Percent
	(In Thousands)
NOW and MMDA	0.28%	0.29%	$26,030	14.44%	$26,786	14.82%
Savings Accounts	0.50%	0.50%	19,368	10.75%	18,328	10.14%
Certificates of Deposit	2.07%	2.51%	134,834	74.81%	135,615	75.04%

Total			$180,232	100.00%	$180,729	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009, was $53,925,000 and $49,909,000, respectively. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily increased the basic FDIC coverage limits from $100,000 to $250,000 per depositor, through December 31, 2009. On May 20, 2009, President Barack Obama passed legislation that extended the $250,000 coverage limit through December 31, 2013. This temporary increase was made permanent effective July 22, 2010, by the FDIC.

Certificates of deposit at December 31, 2010, mature as follows (in thousands):

Certificate Accounts Maturing
One Year or Less	$86,380	64.06%
One to Two Years	18,477	13.70%
Two to Three Years	7,518	5.58%
Three to Five Years	22,459	16.66%

Total	$134,834	100.00%

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Interest expense by deposit type for each of the following periods was as follows:

	2010	2009	2008
	(In Thousands)
Certificates of Deposit	$3,032	$3,537	$3,751
Interest Bearing Demand Deposits	70	84	86
Savings Accounts	92	93	92

Total	$3,194	$3,714	$3,929

The Bank held deposits of approximately $13,781,000 and $13,200,000, for related parties at December 31, 2010 and 2009, respectively.

Note 7.	Borrowings

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized on FHLB advances in 2010, 2009 and 2008, was $1,648,000, $1,542,000, and $1,164,000, respectively.

Advances consisted of the following at December 31, 2010 and 2009, respectively.

	FHLB Advance Total
Contract Rate	2010	2009
	(In Thousands)
0% – 0.99%	$—	$2,000
1% – 1.99%	—	—
2% – 2.99%	458	—
3% – 3.99%	21,097	14,974
4% – 4.99%	18,411	18,500
5% – 5.99%	2,282	2,336

	$42,248	$37,810

Maturities of FHLB Advances at December 31, 2010, were as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2011	$11,632
2012	9,187
2013	4,267
2014	73
2015	7,098
Thereafter	9,991

Total	$42,248

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Reverse Repurchase Agreements

Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding. These borrowings are structured as reverse repurchase agreements and are secured by US Government or US Agency securities. Reverse repurchase agreements totaled $26,000,000 at both December 31, 2010 and 2009.

Reverse Repurchase Agreements consisted of the following at December 31, 2010 and 2009, respectively:

	Repurchase Agreement Total
Contract Rate	2010	2009
	(In Thousands)
3% – 3.99%	$16,000	$16,000
4% – 4.99%	10,000	10,000

	$26,000	$26,000

Maturities of Reverse Repurchase Agreements at December 31, 2010, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2012	$10,000
2013	16,000

Total	$26,000

Interest expense on reverse repurchase agreements totaled $1,021,000, $1,021,000 and $870,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009, were as follows:

	2010	2009
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$523	$448
Deferred Loan Fees	69	81
Deferred Compensation	528	498
OREO Write Down	80	—
Stock Options	154	101
Other	89	—

Total Deferred Tax Assets	1,443	1,128

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(360)	(474)
FHLB Stock Dividends	(132)	(130)
Other	—	(21)

Total Deferred Tax Liabilities	(492)	(625)

Net Deferred Tax Asset (Liability)	$951	$503

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987. At December 31, 2010, retained earnings included approximately $1,300,000 representing such bad debt deductions for which the related deferred income taxes of approximately $442,000 have not been provided.

The provision for income taxes for 2010, 2009 and 2008, consisted of the following for the years ended December 31st:

	2010	2009	2008
	(In Thousands)
Current Expense	$1,554	$1,773	$1,227
Deferred Tax Expense (Benefit)	(387)	(343)	70

Total	$1,167	$1,430	$1,297

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2010		2009		2008
	(In Thousands)
Expected Tax Provision	$1,266	34.0%	$1,348	34.0%	$1,374	34.0%
Non-Deductible Expenses	3	0.1	4	0.1	4	0.1
Effect of Tax Exempt Income	(17)	(0.5)	(19)	(0.5)	(46)	(1.2)
Other	(85)	2.3	97	2.4	(35)	(0.4)

Total	$1,167	35.9	$1,430	36.0	$1,297	32.5

The Company had no amount of interest and/or penalties related to tax positions recognized in the consolidated statements of income for the years ended December 31, 2010, 2009, or 2008, nor any amount of interest and/or penalties payable related to tax positions that were recognized in the consolidated balance sheets as of December 31, 2010 or 2009.

As of December 31, 2010 and 2009, the Company had no uncertain tax positions. As of December 31, 2010, the tax years that remain open for examination by tax jurisdictions include 2009, 2008 and 2007.

Note 9.	Comprehensive Income

Comprehensive income was comprised of changes in the Bank’s unrealized holding gains or losses on securities available-for-sale during 2010, 2009 and 2008. The components of comprehensive income and related tax effects were as follows for the years indicated:

	2010	2009	2008
	(In Thousands)
Gross Unrealized Holding (Losses)
Gains Arising During the Period	$(139)	$(226)	$1,570
Tax Benefit (Expense)	47	77	(533)

Total	(92)	(149)	1,037

Reclassification Adjustment for Gains
Included in Net Income	(194)	(406)	(3)
Tax Expense	66	138	1

Total	(128)	(268)	(2)

Net Unrealized Holding (Losses) Gains Arising During the Period	$(220)	$(417)	$1,035

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 10.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of December 31, 2010, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2010 and 2009 are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2010

Tangible Capital	$51,060	16.02%	$4,780	1.50%	N/A	N/A
Core/Leverage Capital	51,060	16.02%	9,559	3.00%	$15,932	5.00%
Tier 1 Risk-Based Capital	50,999	33.68%	6,056	4.00%	9,084	6.00%
Total Risk-Based Capital	52,537	34.70%	12,112	8.00%	15,140	10.00%

December 31, 2009

Tangible Capital	$58,322	18.20%	$4,808	1.50%	N/A	N/A
Core/Leverage Capital	58,322	18.20%	9,615	3.00%	$16,026	5.00%
Tier 1 Risk-Based Capital	58,261	40.55%	5,748	4.00%	8,622	6.00%
Total Risk-Based Capital	59,589	41.47%	11,495	8.00%	14,369	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	2010	2009
	(In Thousands)
Capital Under GAAP	$51,697	$59,043
Unrealized Gains on Available-for-Sale Securities	(637)	(721)

Tier 1 Capital	51,060	58,322
Allowance for Loan Losses	1,538	1,328
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$52,537	$59,589

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

As of December 31, 2010 and 2009, the Company had made various commitments to extend credit totaling approximately $17,398,000 and $10,729,000, respectively, and had no commitments to sell loans at a loss. Of the $17,398,000 in outstanding commitments at December 31, 2010, approximately $5,992,000 were for fixed rate loans with interest rates ranging from 4.75% to 7.65% and approximately $11,406,000 were for variable rate loans with interest ranging from 3.50% to 9.50%. No material losses or gains are anticipated as a result of these transactions.

Note 12.	Commitments and Contingencies

Operating Leases

The Company conducts certain of its operations in leased facilities. At December 31, 2010, minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,	Amount
2011	$34
2012	34
2013	34
2014	34
2015	34
Thereafter	9

Total	$179

Total rent expense incurred by the Company under leases amounted to $60,000, $72,000 and $61,000 for each of the years ended December 31, 2010, 2009, and 2008, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company is the lesser of office space to a director of the Company, under an operating lease expiring in 2014. Terms of the lease are on current market conditions and rates. Minimum future rentals to be received on non-cancelable leases as of December 31, 2010, are as follows:

Years Ending December 31,	Amount
2011	$19,688
2012	19,688
2013	19,688
2014	4,922

Total	$63,986

Total rental income from this lease amounted to $20,000, $19,000 and $17,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Employment Contracts

The Company has entered into employment contracts with key employees. These compensation commitments expire as follows:

Years Ending December 31,	Amount
2011	$365,000
2012	365,000
2013	365,000

Total	$1,095,000

Note 13.	Concentration of Credit Risk

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amount of cash and due from financial institutions, federal funds sold and short-term investments approximates fair value.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,610	$6,610	$4,735	$4,735
Certificates of Deposit	635	640	1,525	1,525
Securities	126,028	129,844	157,070	161,323

Loans	180,869	187,846	160,107	162,246
Less Allowance for Loan Losses	(1,759)	(1,759)	(1,661)	(1,661)

Loans, Net of Allowance	179,110	186,087	158,446	160,585
Federal Home Loan Bank Stock	2,002	2,002	1,995	1,995

Financial Liabilities
Deposits	$188,362	$193,225	$188,622	$190,684
Borrowings	68,248	71,556	63,810	67,163

Unrecognized Financial Instruments Commitments to Extend Credit	$17,398	$17,739	$10,729	$10,727

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the year ended December 31, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$15,383	$—	$15,383	$—
US Government and Agency Obligations	47,106	—	47,106	—
Loans Held-for-Sale	187	187	—	—

Total	$62,676	$187	$62,489	$—

	Fair Value Measurements
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$27,079	$—	$27,079	$—
US Government and Agency Obligations	35,445	—	35,445	—

Total	$62,524	$—	$62,524	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2010 or 2009.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$522	$—	$—	$522
Other Real Estate Owned	1,696	—	1,696	—

Total	$2,218	$—	$1,696	$522

	Fair Value Measurements
December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$605	$—	$425	$180
Other Real Estate Owned	1,573	—	1,573	—

Total	$2,178	$—	$1,998	$180

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 15.	Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements. Contributions to the plan are made at the discretion of the Board of Directors. The 401(k) expense amounted to approximately $14,000, $13,000 and $12,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures. There was no profit sharing contribution during 2010, 2009 or 2008.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer. The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years. In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years. In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period. In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary. For the years ended December 31, 2010, 2009 and 2008, the Bank accrued $91,000, $86,000 and $82,000 in accordance with this agreement. The Bank’s future compensation expense under this plan is $64,000 per year.

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer. The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay. The account is credited with earnings on an annual basis at a rate determined by the Board of Directors. The Executive will be fully vested (100%) in his Accumulation Account at age 65. The Plan provides for partial vesting when the Executive reaches the “Early Retirement Age” of 55 and remains in the employ of the Bank. Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account. Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age. Notwithstanding, the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control. For the years ended December 31, 2010, 2009 and 2008, the Bank accrued $10,100, $9,700 and $8,600 in accordance with this agreement in the respective periods.

Note 16.	Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of its directors is an executive officer. Premiums for such policies totaled $535,000, $414,000 and $306,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

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

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense was approximately $371,000, $343,000, and $307,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The ESOP shares as of December 31, 2010 and 2009 were as follows:

	2010	2009
Allocated Shares	63,455	38,073
Shares Released for Allocation	25,383	25,382
Unallocated Shares	418,821	444,204

Total ESOP Shares	507,659	507,659

Fair Value of Unallocated Shares	$6,114,787	$6,440,958

Stock Price at December 31	$14.60	$14.50

Note 18.	Recognition and Retention Plan

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of December 31, 2010, 230,677 shares had been awarded under the provisions of the Plan to directors, officers and employees of the Company.

The Company recognized compensation expense during 2010 at a weighted average per-share vesting date fair value of $11.54. Compensation expense related to the Recognition and Retention Plan was $500,000, $512,000, and $446,000 for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, there were 29,752 shares available for future grants under the Plan, which includes 6,600 shares that were forfeited by former participants in the Plan.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2010 follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2009	178,336	$11.54
Granted	5,500	14.41
Vested	(44,584)	11.54
Forfeited	(4,500)	11.52

Balance—December 31, 2010	134,752	$11.66

Note 19.	Stock Option Plan

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

As of December 31, 2010, options to acquire 567,197 shares of common stock had been granted under the provisions of the Plan to directors, officers and employees of the Company, net of options forfeited and vested by former participants in the Plan, at a weighted average exercise price of $11.79.

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. The Company awarded 6,000 options during the year ended December 31, 2010 having an estimated fair value on their grant date of $2.49, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

For Options Granted During 2010
Expected Dividend Yield	1.11%
Expected Volatility	11.85%
Risk-Free Interest Rate	2.77%
Expected Life of Option	7.5 Years
Weighted-Average Grant Date Fair Value	$2.49

The dividend yield is reflective of the Company’s expectations regarding future periods. Actual dividend yields may vary from this assumption. The risk-free interest rate reflects the interpolated rate for a U.S. Treasury security with a term equivalent to the expected life of the options.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Remaining Contract Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	561,197	$11.81
Options Granted	6,000	14.41
Options Exercised	(8,000)	11.74
Options Forfeited	(27,000)	12.87

Outstanding, December 31, 2010	532,197	$11.79	7.35 Years	7.35 Years	$1,495,247

Options Exercisable at December 31, 2010	205,478	$11.72	7.30 Years	7.30 Years	$591,872

A summary of the status of the Company’s nonvested options as of December 31, 2010, and changes during the year ended December 31, 2010, is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	458,758	$11.86
Options Granted	6,000	14.41
Options Vested	(108,242)	11.75
Options Forfeited	(27,000)	12.87

Nonvested at December 31, 2010	329,516	$11.86

As of December 31, 2010, there was $567,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense related to the Stock Option Plan was $241,000, $239,000 and $179,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 20.	Earnings per Common Share

The Company computes earnings per share in accordance with FASB ASC 260-10, Earnings per Share. Net income is divided by the weighted average number of shares outstanding during the year to calculate basic net earnings per common share. Diluted earnings per common share are calculated to give effect to stock options.

	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Numerator
Net Income	$2,558	$2,534	$2,744
Effect of Dilutive Securities	—	—	—

Numerator for Diluted Earnings Per Share	$2,558	$2,534	$2,744

Denominator
Weighted-Average Shares Outstanding	3,640,521	4,659,328	5,632,733
Effect of Potentially Dilutive Securities	106,056	72,559	25,352

Denominator for Diluted Earnings Per Share	3,746,577	4,731,887	5,658,085

Earnings Per Share
Basic	$0.71	$0.54	$0.49

Diluted	$0.69	$0.54	$0.49

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2010	2009	2008
Average Common Shares Issued	6,345,732	6,345,732	6,345,732
Average Unearned ESOP Shares	(444,134)	(469,516)	(494,899)
Average Unearned RRP Shares	(170,547)	(215,150)	(123,534)
Average Treasury Shares	(2,090,530)	(1,001,738)	(94,566)

	3,640,521	4,659,328	5,632,733

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 21.	Condensed Financial Information—Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.

Condensed Balance Sheets

As of December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
Assets
Cash and Cash Equivalents	$2,430	$1,091
Certificates of Deposits	187	931
Securities Available for Sale, at Fair Value	1,336	7,613
Investment in Subsidiary	55,885	63,485
Loan to ESOP	4,662	4,790
Accrued Interest Receivable	6	58
Other Assets	69	23

Total Assets	$64,575	$77,991

Liabilities and Shareholders’ Equity
Due to Subsidiary	$101	$102
Other Liabilities	8	99

Total Liabilities	109	201

Total Shareholders’ Equity	64,466	77,790

Total Liabilities and Shareholders’ Equity	$64,575	$77,991

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Operations

For the Years Ending December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
Income
Interest Income ESOP Loan	$391	$401	$410
Interest Income Investment Securities	205	510	890
Dividend Income from Subsidiary	9,882	—	4,711
Other Interest Income	156	39	65

Total Income	10,634	950	6,076

Operating Expenses	302	385	444

Income Before Income Taxes and
Undistributed Earnings of Subsidiary	10,332	565	5,632
Federal Income Tax Expense	(142)	(194)	(313)
Equity in Undistributed Earnings of Subsidiary	(7,632)	2,163	(2,575)

Net Income	$2,558	$2,534	$2,744

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

LOUISIANA BANCORP, INC.

Statements of Cash Flows

For the Years Ending December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
Cash Flows from Operating Activities
Net Income	$2,558	$2,534	$2,744
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	7,632	(2,163)	2,575
Net Increase in Recognition and Retention Plan Shares Earned	514	516	—
Stock Option Plan Expense	242	239	179
Discount Accretion Net of Premium Amortization	(11)	(24)	(32)
Deferred Income Tax Benefit	(16)	(18)	—
Gain on Sale of Securities	(150)	(7)	—
Decrease in Accrued Interest Receivable	52	90	55
(Increase) Decrease in Other Assets	(46)	(22)	21
(Decrease) Increase in Due to Subsidiary	(1)	95	(3)
(Decrease) Increase in Other Liabilities	(5)	(128)	106

Net Cash Provided by Operating Activities	10,769	1,112	5,645

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	(77)	(1,280)	(633)
Purchases of Investment Securities—Available-for-Sale	—	(3,997)	(22,069)
Proceeds from Maturities of Certificates of Deposit	822	982	130
Proceeds from Maturities of Securities Available-for-Sale	1,097	12,112	21,985
Proceeds for Sales of Securities Available-for-Sale	5,135	5,007	—
Repayments of ESOP Loan by Subsidiary	128	118	109

Net Cash Provided by (Used in) Investing Activities	7,105	12,942	(478)

Cash Flows from Financing Activities
Stock Purchased for RRP	—	—	(3,200)
Purchase of Treasury Stock	(16,628)	(15,595)	(5,208)
Proceeds from Exercise of Stock Options	93	—	—

Net Cash Used in Financing Activities	(16,535)	(15,595)	(8,408)

Net Increase (Decrease) in Cash and Cash Equivalents	1,339	(1,541)	(3,241)
Cash and Cash Equivalents, Beginning of Year	1,091	2,632	5,873

Cash and Cash Equivalents, End of Year	$2,430	$1,091	$2,632

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

Note 22.	Plan of Reorganization and Stock Issuance

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

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not required to be subject to attestation by the Company’s registered public accounting firm.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held in May 2011 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	666,949	(1)	$11.79	(2)	116,128
Equity compensation plans not approved by security holders	—		—		—

Total	666,949		$11.79		116,128

(1)	Includes 134,752 shares subject to restricted stock grants which were not vested as of December 31, 2010.
(2)	The weighted-average exercise price excludes such restricted stock grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)

3.2	Bylaws of Louisiana Bancorp, Inc.	(1)

4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)

10.1	Amended and Restated Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(2)

10.2	Amended and Restated Supplement Executive Retirement Plan with John LeBlanc*	(2)

10.3	Amended and Restated Directors Deferred Compensation Plan*	(2)

10.4	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(2)

10.5	Amended and Restated Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(2)

10.6	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(2)

10.7	Amended and Restated Employment Agreement between Bank of New Orleans and John LeBlanc*	(2)

10.8	2007 Stock Option Plan*	(3)

10.9	2007 Recognition and Retention Plan and Trust Agreement*	(3)

22.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business—Subsidiaries” of this Form 10-K for the required information	—

23.1	Consent of LaPorte, Sehrt, Romig & Hand	Filed herewith

No.	Description	Location

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 28, 2008.
(3)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 29, 2011	By:	/S/ LAWRENCE J. LEBON, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ LAWRENCE J. LEBON, III Lawrence J. LeBon, III	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 29, 2011

/S/ JOHN LEBLANC John LeBlanc	Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 29, 2011

/S/ MAURICE F. EAGAN, JR. Maurice F. Eagan, Jr.	Director	March 29, 2011

/S/ MICHAEL E. GUARISCO Michael E. Guarisco	Director	March 29, 2011

/S/ GORDON K. KONRAD Gordon K. Konrad	Director	March 29, 2011

/S/ BRIAN G. LEBON, SR. Brian G. LeBon, Sr.	Director	March 29, 2011

/S/ IVAN J. MIESTCHOVICH Ivan J. Miestchovich	Director	March 29, 2011