Form 10-Q
period 2011-03-31
LOUISIANA BANCORP INC
filed 2011-05-11
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2011, there were 3,591,443 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2011	December 31, 2010
	(In Thousands)
Assets
Cash and Due from Banks	$2,308	$2,956
Short-Term Interest-Bearing Deposits	8,906	3,654

Total Cash and Cash Equivalents	11,214	6,610

Certificates of Deposit	635	635
Securities Available-for-Sale, at Fair Value (Amortized Cost of $62,556 and $61,429, respectively)	63,343	62,489
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $60,628 and $67,355, respectively)	57,129	63,539
Loans, Net of Allowance for Loan Losses of $1,794 and $1,759, respectively	184,170	179,110
Accrued Interest Receivable	1,275	1,196
Other Real Estate Owned	1,346	1,696
Stock in Federal Home Loan Bank	2,012	2,002
Premises and Equipment, Net	1,669	1,688
Other Assets	1,690	1,910

Total Assets	$324,483	$320,875

Liabilities and Shareholders’ Equity
Deposits
Non-Interest-Bearing	$10,251	$8,130
Interest-Bearing	182,565	180,232

Total Deposits	192,816	188,362

Federal Home Loan Bank Advances	41,459	42,248
Reverse Repurchase Agreements	26,000	26,000
Advance Payments by Borrowers for Taxes and Insurance	1,456	1,997
Accrued Interest Payable	375	421
Other Liabilities	1,411	1,569

Total Liabilities	263,517	260,597

Commitments and Contigencies	—	—

Shareholders’ Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,623,315 and 3,640,918 Outstanding, respectively	63	63
Additional Paid-in-Capital	62,895	62,880
Unearned ESOP Shares	(4,188)	(4,188)
Unearned Recognition and Retention Plan Shares	(1,540)	(2,074)
Treasury Stock, at Cost (2,722,417 shares and 2,704,814 shares, respectively)	(37,580)	(37,321)
Retained Earnings	40,797	40,218
Accumulated Other Comprehensive Income	519	700

Total Shareholders’ Equity	60,966	60,278

Total Liabilities and Shareholders’ Equity	$324,483	$320,875

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$2,730	$2,451
Mortgage Backed Securities	897	1,415
Investment Securities	196	218
Other Interest-Bearing Deposits	8	9

Total Interest and Dividend Income	3,831	4,093

Interest Expense
Deposits	710	836
Borrowings	653	648

Total Interest Expense	1,363	1,484

Net Interest Income	2,468	2,609

Provision for Loan Losses	37	44

Net Interest Income after Provision for Loan Losses	2,431	2,565

Non-Interest Income
Customer Service Fees	125	65
Gain on Sale of Loans	56	23
Other Income	19	4

Total Non-Interest Income	200	92

Non-Interest Expense
Salaries and Employee Benefits	1,133	1,177
Occupancy Expense	277	275
Louisiana Bank Shares Tax	57	53
FDIC Insurance Premium	53	42
Net Cost of OREO Operations	2	20
Other Expenses	224	196

Total Non-Interest Expense	1,746	1,763

Income Before Income Tax Expense	885	894

Income Tax Expense	306	309

Net Income	$579	$585

Earnings Per Share
Basic	$0.19	$0.14
Diluted	$0.18	$0.14

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In Thousands)

Net Income	$579	$585

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Losses) Gains Arising
During the Period	(181)	129

Reclassification Adjustment for Gains
Included in Net Income	—	—

Total Other Comprehensive (Loss) Gain	(181)	129

Comprehensive Income	$398	$714

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2011 and 2010

(Dollars in thousands)

	$(23,600)	$(23,600)	$(23,600)	$(23,600)	$(23,600)	$(23,600)	$(23,600)	$(23,600)
	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Three Months Ended March 31, 2010	—	—	—	—	—	585	—	585
Other Comprehensive Income,
Net of Applicable
Deferred Income Taxes	—	—	—	—	—	—	129	129
Stock Purchased for Treasury	—	—	—	—	(2,797)	—	—	(2,797)
RRP Shares Earned	—	(48)	—	552	—	—	—	504
Stock Option Expense	—	65	—	—	—	—	—	65

Balances at March 31, 2010	$63	$62,603	$(4,442)	$(2,084)	$(23,600)	$38,245	$1,049	$71,834

Balances at December 31, 2010	63	62,880	(4,188)	(2,074)	(37,321)	40,218	700	60,278
Net Income - Three Months Ended March 31, 2011	—	—	—	—	—	579	—	579
Other Comprehensive Income,
Net of Applicable
Deferred Income Taxes	—	—	—	—	—	—	(181)	(181)
Stock Purchased for Treasury	—	—	—	—	(259)	—	—	(259)
RRP Shares Earned		(46)		534				488
Stock Option Expense	—	61	—	—	—	—	—	61

Balances at March 31, 2011	$63	$62,895	$(4,188)	$(1,540)	$(37,580)	$40,797	$519	$60,966

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$579	$585
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	48	59
Provision for Loan Losses	37	44
Net Increase in RRP Shares Earned	487	504
Stock Option Plan Expense	61	65
Discount Accretion Net of Premium Amortization	(31)	(54)
Deferred Income Tax Benefit	(13)	(14)
Gain on Sale of Loans	(56)	(21)
Originations of Loans Held-for-Sale	(4,809)	(3,309)
Proceeds from Sales of Loans Held-for-Sale	3,809	3,331
Increase in Accrued Interest Receivable	(79)	(110)
Impairment of Other Real Estate Owned	—	20
Decrease in Other Assets	326	212
Decrease in Accrued Interest Payable	(46)	(145)
Decrease in Other Liabilities	(157)	(218)

Net Cash Provided by Operating Activities	156	949

Cash Flows from Investing Activities
Investment in Certificates of Deposit	—	(99)
Purchase of Securities Available-for-Sale	(3,000)	(2,000)
Proceeds from Maturities of Certificates of Deposit	—	693
Proceeds from Maturities of Securities Available-for-Sale	1,880	4,426
Proceeds from Maturities of Securities Held-to-Maturity	6,434	6,823
Net Increase in Loans Receivable	(4,041)	(6,065)
Proceeds from Sales of Loans Held for Investing	—	208
Purchase of Property and Equipment	(29)	(6)
Proceeds from Sale of Other Real Estate Owned	350	—
Net Increase in Investment in Federal Home Loan Bank Stock	(10)	(2)

Net Cash Provided by Investing Activities	1,584	3,978

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months
	Ended March 31,
	2011	2010
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	4,455	(6,209)
Decrease in Advances by Borrowers for Taxes and Insurance	(542)	(401)
(Decrease) Increase in Borrowings	(790)	5,239
Purchase of Treasury stock	(259)	(2,797)

Net Cash Provided by (Used in) Financing Activities	2,864	(4,168)

Net Increase in Cash and Cash Equivalents	4,604	759

Cash and Cash Equivalents, Beginning of Year	6,610	4,735

Cash and Cash Equivalents, End of Year	$11,214	$5,494

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,408	$1,629

Income Taxes	$—	$130

Loans Transferred to Other Real Estate Owned During the Period	$—	$—

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF OPERATIONS

Louisiana Bancorp, Inc. (the “Company”) was organized as a Louisiana corporation on March 16, 2007, for the purpose of becoming the holding company of Bank of New Orleans (the “Bank”). The Company holds all of the issued and outstanding shares of capital stock of the Bank. The Bank operates in the banking/savings and loan industry and, as such, attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgage loans on owner-occupied single-family residences and other properties, as well as those for consumer needs.

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

The Company held no trading securities as of March 31, 2011 or December 31, 2010.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	$62,556	$62,556	$62,556	$62,556
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$8,423	$513	$—	$8,936
FHLMC	4,204	280	—	4,484

	12,627	793	—	13,420

U.S. Government and Agency Obligations	49,929	241	(247)	49,923

Total	$62,556	$1,034	$(247)	$63,343

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$9,770	$584	$—	$10,354
FHLMC	4,735	294	—	5,029

	14,505	878	—	15,383

U.S. Government and Agency Obligations	46,924	307	(125)	47,106

Total	$61,429	$1,185	$(125)	$62,489

A summary of securities classified as held-to-maturity at March 31, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	$57,129	$57,129	$57,129	$57,129
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$7,931	$284	$—	$8,215
FNMA	29,861	1,893	—	31,754
FHLMC	18,333	1,314	—	19,647

	56,125	3,491	—	59,616
Municipal Bonds
Revenue Bonds	285	4	—	289
General Obligation Bonds	719	4	—	723

	1,004	8	—	1,012

Total	$57,129	$3,499	$—	$60,628

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$8,949	$352	$—	$9,301
FNMA	33,249	2,080	—	35,329
FHLMC	19,987	1,368	—	21,355

	62,185	3,800	—	65,985
Municipal Bonds
Revenue Bonds	285	6	—	291
General Obligation Bonds	1,069	10	—	1,079

	1,354	16	—	1,370

Total	$63,539	$3,816	$—	$67,355

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2011, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$—	$—	$1,004	$1,012
One to Five Years	53,137	53,251	2,129	2,251
Five to Ten Years	4,981	5,337	17,492	18,746
Over Ten Years	4,438	4,755	36,504	38,619

Total	$62,556	$63,343	$57,129	$60,628

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
March 31, 2011
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	247	38,753	—	—

Total	$247	$38,753	$—	$—

December 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	125	22,875	—	—

Total	$125	$22,875	$—	$—

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
March 31, 2011
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

December 31, 2010
Mortgage-Backed Securities
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—

	—	—	—	—
U.S. Government and Agency Obligations	—	—	—	—

Total	$—	$—	$—	$—

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	March 31, 2011	December 31, 2010
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$98,247	$98,635
Home Equity Loans and Lines	15,595	15,745
Multi-family Residential	13,895	11,785
Commercial Real Estate	56,053	52,594
Land	922	951

Total Loans Secured by Real Estate	184,712	179,710

Consumer and Other Loans
Loans Secured by Deposits	427	464
Other	1,005	900

Total Consumer and Other Loans	1,432	1,364

Less:
Allowance for Loan Losses	(1,794)	(1,759)
Net Deferred Loan Origination Fess/Costs	(180)	(205)

Total Loans, Net	$184,170	$179,110

A summary of our current, past due and nonaccrual loans as of March 31, 2011 follows:

	$184,836	$184,836	$184,836	$184,836	$184,836	$184,836
	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans
1-4 Family Residential	$196	$—	$—	$196	$98,051	$98,247
Home Equity Loans and Lines	65	—	633	698	14,897	15,595
Multi-family Residential	—	—	—	—	13,895	13,895
Commercial Real Estate	312	—	—	312	55,741	56,053
Land	—	—	34	34	888	922
Consumer and Other Loans	—	—	68	68	1,364	1,432

Total	$573	$—	$735	$1,308	$184,836	$186,144

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(in thousands)

Balance, Beginning of Period	$1,759	$1,661
Provision for Loan Losses	37	269
Loans Charged-Off	(2)	(174)
Loan Recoveries	—	3

Balance, End of Period	$1,794	$1,759

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.

	$98,247	$98,247	$98,247	$98,247	$98,247	$98,247	$98,247
	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total

Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	1	(4)	15	27	(1)	(1)	37
Loans Charged-Off	—	(2)	—	—	—	—	(2)
Recoveries of prior charge-offs	—	—	—	—	—	—	—

Balance, End of Year	$859	$264	$115	$469	$8	$79	$1,794

Ending Balance Allocated to:
Loans individually evaluated for impairment	$—	$146	$—	$—	$1	$68	$215
Loans collectively evaluated for impairment	859	118	115	469	7	11	1,579

	$859	$264	$115	$469	$8	$79	$1,794

Ending Loan Balance
Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$—	$309	$—	$—	$—	$68	$377
Loans collectively evaluated for impairment	98,247	15,286	13,895	56,053	922	1,364	185,767

	$98,247	$15,595	$13,895	$56,053	$922	$1,432	$186,144

A summary of the loans evaluated for possible impairment follows:

	March 31, 2011	December 31, 2010
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$377	$410
Impaired Loans not Requiring a Loss Allowance	358	498

Total Impaired Loans	$735	$908

Loss Allowance on Impaired Loans	$215	$222

At March 31, 2011 and December 31, 2010, all impaired loans were in nonaccrual status. The Bank did not hold any renegotiated loans on these dates. At both March 31, 2011 and December 31, 2010, approximately $34,000 of interest was foregone on nonaccrual loans.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit. The recorded investment is presented gross of any specific valuation allowance.

As of March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$—	$—	$—	$62	$—
Home Equity Loans and Lines	324	324	—	333	—
Multi-family Residential	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Land	34	34	—	34	—
Consumer and Other Loans	—	—	—	—	—

Total	$358	$358	$—	$429	$—

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$—	$—	$—	$—	$—
Home Equity Loans and Lines	309	309	146	325	—
Multi-family Residential	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Land	—	—	1	—	—
Consumer and Other Loans	68	68	68	69	—

Total	$377	$377	$215	$394	$—

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$—	$—	$—	$62	$—
Home Equity Loans and Lines	633	633	146	658	—
Multi-family Residential	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Land	34	34	1	34	—
Consumer and Other Loans	68	68	68	69	—

Total	$735	$735	$215	$823	$—

The following table summarizes the credit grades assigned to our loan portfolio as of March 31, 2011. Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report for the year ended December 31, 2010. These balances are presented gross on any allowance for loan loss.

	$186,144	$186,144	$186,144	$186,144	$186,144	$186,144	$186,144
	Real Estate Secured Mortgage Loans
	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:
Pass	$98,247	$14,888	$13,895	$56,053	$888	$1,364	$185,335
Special Mention	—	130	—	—	—	—	130
Substandard	—	268	—	—	34	—	302
Loss	—	309	—	—	—	68	377

Total	$98,247	$15,595	$13,895	$56,053	$922	$1,432	$186,144

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

	Three Months Ended March 31,
	2011	2010

Net Income	$579,000	$585,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(418,813)	(444,204)
Weighted Average Unearned RRP Shares	(142,892)	(186,710)
Weighted Average Treasury Shares	(2,715,169)	(1,672,548)

Weighted Average Shares Outstanding for Basic EPS	3,068,858	4,042,270

Earnings per Share, Basic	$0.19	$0.14

Weighted Average Shares Outstanding for Basic EPS	3,068,858	4,042,270
Effect of Dilutive Securities	107,572	110,822

Weighted Average Shares Outstanding for Diluted EPS	3,176,430	4,153,092

Earnings per Shares, Diluted	$0.18	$0.14

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at March 31, 2011 and December 31, 2010, are presented in the following table:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
March 31, 2011
Tangible Capital	$51,621	16.01%	$4,837	1.50%	N/A	N/A
Core/Leverage Capital	51,621	16.01%	9,675	3.00%	$16,125	5.00%
Tier 1 Risk-Based Capital	51,560	33.30%	6,192	4.00%	9,289	6.00%
Total Risk-Based Capital	53,140	34.33%	12,385	8.00%	15,481	10.00%

December 31, 2010
Tangible Capital	$51,060	16.02%	$4,780	1.50%	N/A	N/A
Core/Leverage Capital	51,060	16.02%	9,559	3.00%	$15,932	5.00%
Tier 1 Risk-Based Capital	50,999	33.68%	6,056	4.00%	9,084	6.00%
Total Risk-Based Capital	52,537	34.70%	12,112	8.00%	15,140	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Capital Under GAAP	$52,079	$51,697
Unrealized Gains on Available-for-Sale Securities	(458)	(637)

Tier 1 Capital	51,621	51,060

Allowance for Loan Losses	1,580	1,538
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$53,140	$52,537

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. All of the mortgage-backed securities reported at fair value on March 31, 2011, and December 31, 2010, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$13,420	$—	$13,420	$—
US Government and Agency Obligations	49,923	—	49,923	—
Loans Held-for-Sale	213	213	—	—

Total	$63,556	$213	$63,343	$—

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Available-for-Sale Securities
Mortgage-Backed Securities	$15,383	$—	$15,383	$—
US Government and Agency Obligations	47,106	—	47,106	—
Loans Held-for-Sale	187	187	—	—

Total	$62,676	$187	$62,489	$—

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2011 or December 31, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

	Fair Value Measurements
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$479	$—	$—	$479
Other Real Estate Owned	1,346	—	1,346	—

Total	$1,825	$—	$1,346	$479

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Impaired Loans	$522	$—	$—	$522
Other Real Estate Owned	1,696	—	1,696	—

Total	$2,218	$—	$1,696	$522

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at March 31, 2011 or December 31, 2010.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate. Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments. A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$11,214	$11,214	$6,610	$6,610
Certificates of Deposit	635	639	635	640
Securities	120,472	123,971	126,028	129,844

Loans	185,964	193,201	180,869	187,846
Less Allowance for Loan Losses	(1,794)	(1,802)	(1,759)	(1,759)

Loans, Net of Allowance	184,170	191,399	179,110	186,087

Federal Home Loan Bank Stock	2,012	2,012	2,002	2,002

Financial Liabilities
Deposits	$192,816	$194,709	$188,362	$193,225
Borrowings	67,459	70,753	68,248	71,556

Unrecognized Financial Instruments Commitments to Extend Credit	$15,997	$16,301	$17,398	$17,739

NOTE 7 – SUBSEQUENT EVENTS

On April 20, 2011, the Office of Thrift Supervision (“OTS”) notified the Bank that it had no objection to a proposed dividend of $6.8 million payable to the Company, the Bank’s sole shareholder. The Bank requested permission from the OTS to pay the dividend in order to provide liquidity to the Company’s capital management strategies including, but not limited to, cash dividends and stock repurchase plans. On April 28, 2011, following approval from the Bank’s board of directors, the cash dividend of $6.8 million was paid to the Company. The Bank’s regulatory capital continued to exceed the amounts required to be considered well capitalized after the payment of this dividend.

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets were $324.5 million at March 31, 2011, an increase of $3.6 million from December 31, 2010. Cash and cash equivalents were $11.2 million and $6.6 million at March 31, 2011 and December 31, 2010, respectively. Total securities available-for-sale were $63.3 million at March 31, 2011, an increase of $854,000 compared to December 31, 2010. This increase incurred primarily in US Agency debt securities with maturities of three years or less. During the first quarter of 2011, total securities held-to-maturity decreased by $6.4 million, to $57.1 million. This decrease in the balance of our securities held-to-maturity was due to the receipt of scheduled principal reductions in addition to accelerated prepayments of the underlying mortgage loans on mortgage-backed securities. Net loans receivable were $184.2 million at March 31, 2011, an increase of $5.1 million compared to December 31, 2010. During the quarter ended March 31, 2011, our first mortgage loans secured by multifamily residential collateral increased by $2.1 million, and our first mortgage loans secured by non-residential commercial real estate increased by $3.5 million.

Total impaired loans were $735,000 and $908,000, respectively, at March 31, 2011 and December 31, 2010. At these dates, our impaired loans were comprised solely of nonaccrual loans. Other real estate owned was $1.3 million at March 31, 2011, and $1.7 million at December 31, 2010. At March 31, 2011, our other real estate owned consisted a single-family residence located in suburban New Orleans with a fair market value of $900,000 and a $1 million participation interest in a $170 million construction loan to finance a multi-use property in Baton Rouge, Louisiana. The fair market value of our participation interest in this project was $446,000 at March 31, 2011. Total nonperforming assets were $2.1 million at March 31, 2011, and $2.6 million at December 31, 2010. Expressed as a percentage of total assets, nonperforming assets were 0.64% at March 31, 2011, and 0.81% at December 31, 2010.

Total deposits were $192.8 million at March 31, 2011, and $188.4 million at December 31, 2010. Non-interest bearing deposits increased during the first three months of 2011 by $2.1 million, to $10.3 million, and interest-bearing deposits increased by $2.3 million, to $182.6 million. Total Federal Home Loan Bank advances and other borrowings were $67.5 million at March 31, 2011, a decrease of $789,000 from December 31, 2010.

Total shareholders’ equity was $61.0 million at March 31, 2011, an increase of $688,000 from December 31, 2010. During the first quarter of 2011, the Company acquired 17,603 shares of Treasury stock at a cost of $259,000, pursuant to its repurchase plans. Total shareholders’ equity was further decreased by a reduction in accumulated other comprehensive income of $181,000 These decreases were offset by net income of $579,000, and the release of 42,284 shares held by the Recognition and Retention Plan Trust, with a cost basis of $533,000, which became vested and were released to plan participants. The Bank’s tier 1 capital ratio was 16.01% at March 31, 2011, which was well in excess of well-capitalized regulatory standards at such date. Tier 1 risk-based capital and total risk-based capital were 33.30% and 34.33%, respectively, at March 31, 2011.

Comparison of Our Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income for the quarter ended March 31, 2011 was $579,000, a decrease of $6,000 from the first quarter of 2010. Net interest income was $2.5 million for the three months ended March 31, 2011, a decrease of $141,000 compared to the three months ended March 31, 2010. Interest income for the first quarter of 2011 was $3.8 million, a decrease of $262,000 compared to the first quarter of 2010. This decrease in interest income was primarily due to a $4.9 million decrease in our average interest-earning assets during the respective periods, and a 25 basis point decrease in the average yield of our interest-earning assets. The decrease in average yield between the respective periods was due to a decrease in market rates of interest for comparable duration assets. Interest expense for the first quarter of 2011 was $1.4 million, a decrease of $121,000 compared to the first quarter of 2010. Between these periods, the average balance of our interest-bearing liabilities increased by $5.1 million, while the average cost of our interest-bearing liabilities decreased by 24 basis points. Non-interest income increased by $108,000 between the respective first quarters of 2011 and 2010 due primarily to increases in our fees earned on reverse mortgage loan originations and increased gains on the sale of residential mortgage loans. Non-interest expense for the three month period ended March 31, 2011 was $1.7 million, a decrease of $17,000 compared to the three month period ended March 31, 2010.

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

	Three months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$183,032	$2,730	5.97%	$161,031	$2,451	6.09%
Mortgage-backed Securities	73,316	897	4.89%	112,711	1,415	5.02%
Investment Securities	50,366	196	1.56%	39,933	218	2.18%
Other Interest-Earnings Assets	7,467	8	0.43%	5,426	9	0.66%

Total Interest-Earning Assets	314,181	3,831	4.88%	319,101	4,093	5.13%

Non-Interest Earning Assets	8,185			7,900

Total Assets	$322,366			$327,001

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$45,505	42	0.37%	$43,544	41	0.38%
Certificates of Deposit	135,305	668	1.97%	133,817	795	2.38%

Total Interest-Bearing Deposits	180,810	710	1.57%	177,361	836	1.89%

Borrowings	68,147	653	3.83%	66,467	648	3.90%

Total Interest-Bearing Liabilities	248,957	1,363	2.19%	243,828	1,484	2.43%

Non-Interest Bearing Liabilities	12,797			10,303

Total Liabilities	261,754			254,131

Stockholders’ Equity	60,612			72,870

Total Liabilities and Stockholders’ Equity	$322,366			$327,001

Net Interest-Earning Assets	$65,224			$75,273

Net Interest Income; Average Interest Rate Spread		$2,468	2.69%		$2,609	2.70%

Net Interest Margin (2)			3.14%			3.27%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.20%			130.87%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income was $2.5 million for the three months ended March 31, 2011, a decrease of $141,000 compared to the three months ended March 31, 2010. Interest income for the first quarter of 2011 was $3.8 million, a decrease of $262,000 compared to the first quarter of 2010. This decrease in interest income was primarily due to a $4.9 million decrease in our average interest-earning assets during the respective periods, and a 25 basis point decrease in the average yield of our interest-earning assets. The decrease in average yield between the respective periods was due to a decrease in market rates of interest for comparable duration assets. Interest income on loans receivable was $2.7 million during the first quarter of 2011, an increase of $279,000 compared to the first quarter of 2010. The increase in interest income from loans was due primarily to a $22.0 million increase in the average balance of our loans receivable, the effect of which was reduced by a 12 basis point decrease in the average yield of our loan portfolio. The average balance of our mortgage-backed securities decreased by $39.4 million during the first quarter of 2011 compared to the first quarter of 2010, contributing to a decrease in interest income on mortgage-backed securities of $518,000. The average balance of our investment securities was $50.4 million with an average yield of 1.56% during the quarter ended March 31, 2011, compared to $39.9 million with an average yield of 2.18% during the quarter ended March 31, 2010. All of the Company’s investment securities are US Agency issued debt securities with original maturities ranging from three to four years.

Interest Expense. Total interest expense was $1.4 million, with our interest-bearing liabilities having an average cost of 2.19% during the first quarter of 2011, compared to $1.5 million and an average cost of 2.43% for the first quarter of 2010. The average rate paid on interest-bearing deposits was 1.57% during the quarter ended March 31, 2011, a decrease of 32 basis points from the quarter ended March 31, 2010. Interest expense on borrowings was $653,000 at an average cost of 3.83% during the first quarter of 2011, and $648,000 at an average cost of 3.90% during the first quarter of 2010. The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.69% for first quarter of 2011, compared to 2.70% for the first quarter of 2010. Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.14% for the three month period ended March 31, 2011, a decrease of 13 basis points from the three month period ended March 31, 2010.

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

The Company recorded provisions for loan losses of $37,000 during the first quarter of 2011, compared to provisions for loan losses of $44,000 during the first quarter of 2010. During the first quarter of 2011, the Company recorded charge-offs of $2,000 against its home equity loans and lines of credit. In addition, non-performing assets decreased by $523,000 during the 2011 period. This decrease in non-performing assets was due to a $173,000 reduction in our loans that were accounted for on a non-accrual basis, and a $350,000 reduction in other real estate owned. Our allowance for loan losses was $1.8 million at March 31, 2011, or 244.08% of our non-performing loans at such date. Stated as a percentage of total loans receivable, our allowance for loan losses was 0.96% and 0.97% at March 31, 2011 and December 31, 2010, respectively.

Non-interest Income. Non-interest income for the first quarter of 2011 was $200,000, an increase of $108,000 from the first quarter of 2010. Customer service fees, which are primarily comprised of fees earned on transaction accounts and broker fees earned on certain loan sales, were $125,000 during the 2011 period, an increase of $60,000 from the 2010 period. This increase was due to a $56,000 increase in the fees earned on reverse mortgage loan originations. During the first quarter of 2011, we sold $3.8 million in residential mortgage loans resulting in gains of $56,000 compared to sales of $2.1 million in residential mortgage loans and student loans with aggregate gains of $23,000 during the first quarter of 2010. Other non-interest income was $19,000 and $4,000, respectively for the three month periods ended March 31, 2011 and 2010.

Non-interest Expense. Non-interest expense for the quarter ended March 31, 2011 was $1.7 million, a decrease of $17,000 from the quarter ended March 31, 2010. Salaries and employee benefits expense decreased by $44,000, to $1.1 million, during the first quarter of 2011 compared to the first quarter of 2010. Occupancy expenses were $277,000 and $275,000 for the respective quarters ended March 31, 2011 and 2010. Our FDIC deposit insurance premiums increased by $11,000 during the first three months of 2011 compared to the first three months of 2010. This increase was due to increases in our deposit assessment base and the prevailing FDIC insurance premium rate. Other non-interest expenses were $224,000 and $196,000, respectively, for the period ended March 31, 2011 and 2010. This increase was primarily due to an increase in our pre-foreclosure legal expenses and an increase in our advertising expenditures compared to the 2010 period.

Income Tax Expense. Income tax expense was $306,000 based on pre-tax income of $885,000 during the first quarter of 2011 compared to income tax expense of $309,000 on pre-tax income of $894,000 during the first quarter of 2010.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2011, our cash and cash equivalents amounted to $11.2 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $63.3 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2011, we had certificates of deposit maturing within the next 12 months amounting to $86.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At March 31, 2011, we had $67.4 million in total borrowings, including $41.4 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances. At March 31, 2011, the Company had $134.2 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2011.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$136,115	$86,839	$25,720	$23,556	$—
FHLB Advances and Other Borrowings	67,459	11,852	39,364	8,951	7,292

Total Long-Term Debt	203,574	98,691	65,084	32,507	7,292

Operating Lease Obligations	$170	$34	$68	$68	$—

Total Contractual Obligations	$203,744	$98,725	$65,152	$32,575	$7,292

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 31-34 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)(2)

January 1 - January 31, 2011	3,000	$14.70	3,000	21,971
February 1 - February 28, 2011	14,554	14.74	14,554	188,214
March 1 - March 31, 2011	49	14.98	49	188,165

Total	17,603	$14.73	17,603

(1)	On November 1, 2010, the Company announced an eleventh stock repurchase program to acquire up to 5%, or 189,891 shares of its outstanding common stock over a six-month period. On May 2, 2011, the Company extended the duration of this program to November 2, 2011. There were 4,096 shares remaining to be repurchased as of May 2, 2011.
(2)	On February 23, 2011, the Company announced a twelfth stock repurchase program to acquire up to 5%, or 180,797 shares of its outstanding common stock over a six-month period. On May 2, 2011, the Company extended the duration of this program to November 2, 2011.

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

LOUISIANA BANCORP, INC.

Date: May 11, 2011	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 11, 2011	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer