Form 10-Q
period 2011-06-30
LOUISIANA BANCORP INC
filed 2011-08-15
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 001-33573
___________________

Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
___________________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ x ]  Yes     [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes [ x ]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[  ]  Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [ x ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2011, there were 3,310,301 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets
	(unaudited)
	June 30, 2011	December 31, 2010
	(In Thousands)
Assets
Cash and Due from Banks	$2,241	$2,956
Short-Term Interest-Bearing Deposits	9,851	3,654
Total Cash and Cash Equivalents	12,092	6,610

Certificates of Deposit	637	635
Securities Available-for-Sale, at Fair Value (Amortized Cost of $53,712 and $61,429, respectively)	54,903	62,489
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $62,844 and $67,355, respectively)	59,185	63,539
Loans, Net of Allowance for Loan Losses of $1,727 and $1,759, respectively	185,461	179,110
Accrued Interest Receivable	1,125	1,196
Other Real Estate Owned	1,131	1,696
Stock in Federal Home Loan Bank	2,014	2,002
Premises and Equipment, Net	1,660	1,688
Other Assets	1,997	1,910
Total Assets	$320,205	$320,875

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$10,299	$8,130
Interest-Bearing	181,537	180,232
Total Deposits	191,836	188,362

Federal Home Loan Bank Advances	39,300	42,248
Reverse Repurchase Agreements	26,000	26,000
Advance Payments by Borrowers for Taxes and Insurance	2,013	1,997
Accrued Interest Payable	355	421
Other Liabilities	1,794	1,569
Total Liabilities	261,298	260,597

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,437,650 and 3,640,918 Outstanding, respectively	63	63
Additional Paid-in-Capital	62,955	62,880
Unearned ESOP Shares	(4,188)	(4,188)
Unearned Recognition and Retention Plan Shares	(1,540)	(2,074)
Treasury Stock, at Cost (2,908,082 shares and 2,704,814 shares, respectively)	(40,423)	(37,321)
Retained Earnings	41,254	40,218
Accumulated Other Comprehensive Income	786	700
Total Shareholders' Equity	58,907	60,278

Total Liabilities and Shareholders' Equity	$320,205	$320,875

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$2,732	$2,560	$5,462	$5,011
Mortgage Backed Securities	824	1,293	1,721	2,708
Investment Securities	201	224	397	442
Other Interest-Bearing Deposits	7	10	15	19
Total Interest and Dividend Income	3,764	4,087	7,595	8,180

Interest Expense
Deposits	694	801	1,404	1,637
Borrowings	653	675	1,306	1,323
Total Interest Expense	1,347	1,476	2,710	2,960

Net Interest Income	2,417	2,611	4,885	5,220

(Recovery of) Provision for Loan Losses	(67)	114	(30)	158

Net Interest Income after Provision for Loan Losses	2,484	2,497	4,915	5,062

Non-Interest Income
Customer Service Fees	123	94	248	159
Gain on Sale of Loans	93	31	149	54
Gain on Sale of Securities	-	85	-	85
Other Income	27	23	46	43
Total Non-Interest Income	243	233	443	341

Non-Interest Expense
Salaries and Employee Benefits	1,171	1,142	2,304	2,319
Occupancy Expense	276	289	553	564
Louisiana Bank Shares Tax	57	52	114	105
FDIC Insurance Premium	27	44	80	87
Net Cost of OREO Operations	236	34	238	69
Other Expenses	260	248	484	444
Total Non-Interest Expense	2,027	1,809	3,773	3,588

Income Before Income Tax Expense	700	921	1,585	1,815

Income Tax Expense	243	318	549	627

Net Income	$457	$603	$1,036	$1,188

Earnings Per Share
Basic	$0.15	$0.15	$0.34	$0.29
Diluted	$0.15	$0.15	$0.33	$0.29

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
	(In Thousands)

Net Income	$1,036	$1,188

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the Period	86	284

Reclassification Adjustment for Gains Included in Net Income	-	(72)

Total Other Comprehensive Gain	86	212

Comprehensive Income	$1,122	$1,400

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
							Accumulated
		Additional	Unearned	Unearned			Other	Total
	Common	Paid-in	ESOP	RRP	Treasury	Retained	Comprehensive	Shareholders'
	Stock	Capital	Stock	Stock	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Six Months Ended June 30, 2010	-	-	-	-	-	1,188	-	1,188
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	212	212
Stock Purchased for Treasury	-	-	-	-	(8,178)	-	-	(8,178)
RRP Shares Earned	-	(48)	-	552	-	-	-	504
Stock Option Expense	-	130	-	-	-	-	-	130

Balances at June 30, 2010	$63	$62,668	$(4,442)	$(2,084)	$(28,981)	$38,848	$1,132	$67,204

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Six Months Ended June 30, 2011	-	-	-	-	-	1,036	-	1,036
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	86	86
Stock Purchased for Treasury	-	-	-	-	(3,102)	-	-	(3,102)
RRP Shares Earned	-	(46)	-	534	-	-	-	488
Stock Option Expense	-	121	-	-	-	-	-	121

Balances at June 30, 2011	$63	$62,955	$(4,188)	$(1,540)	$(40,423)	$41,254	$786	$58,907

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months
	Ended June 30
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,036	$1,188
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	94	116
(Recovery of) Provision for Loan Losses	(30)	158
Net Increase in RRP Shares Earned	488	504
Stock Option Plan Expense	121	130
Discount Accretion Net of Premium Amortization	(55)	(113)
Deferred Income Tax Benefit	(27)	(27)
Gain on Sale of Loans	(149)	(54)
Gain on Sale of Securities	-	(85)
Gain on the Sale of Property and Equipment	(5)	-
Originations of Loans Held-for-Sale	(11,726)	(8,965)
Proceeds from Sales of Loans Held-for-Sale	10,073	9,015
Decrease in Accrued Interest Receivable	71	62
Impairment of Other Real Estate Owned	215	45
Increase in Other Assets	(105)	(235)
Decrease in Accrued Interest Payable	(66)	(154)
Increase in Other Liabilities	226	128
Net Cash Provided by Operating Activities	161	1,713

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(450)	(360)
Purchase of Securities Available-for-Sale	(21,500)	(16,994)
Purchase of Securities Held-to-Maturity	(3,820)	-
Proceeds from Maturities of Certificates of Deposit	448	1,054
Proceeds from Maturities of Securities Available-for-Sale	26,235	19,178
Proceeds from Maturities of Securities Held-to-Maturity	11,211	13,874
Proceeds from Sales of Securities	-	3,052
Net Increase in Loans Receivable	(4,519)	(12,335)
Proceeds from Sales of Loans Held for Investing	-	489
Purchase of Property and Equipment	(66)	(9)
Proceeds from Sale of Property and Equipment	5	-
Proceeds from Sale of Other Real Estate Owned	350	-
Net Increase in Investment in Federal Home Loan Bank Stock	(12)	(3)
Net Cash Provided by Investing Activities	7,882	7,946

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months
	Ended June 30,
	2011	2010
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	3,474	(1,244)
Increase (Decrease) in Advances by Borrowers for Taxes and Insurance	16	(112)
(Decrease) Increase in Borrowings	(2,949)	5,490
Purchase of Treasury stock	(3,102)	(8,178)

Net Cash Used in Financing Activities	(2,561)	(4,044)

Net Increase in Cash and Cash Equivalents	5,482	5,615

Cash and Cash Equivalents, Beginning of Year	6,610	4,735

Cash and Cash Equivalents, End of Year	$12,092	$10,350

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$2,777	$3,115

Income Taxes	$649	$875

Loans Transferred to Other Real Estate Owned During the Period	$-	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended period ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of June 30, 2011 or December 31, 2010.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$7,447	$534	$-	$7,981
FHLMC	3,826	284	-	4,110
	11,273	818	-	12,091

U.S. Government and Agency Obligations	42,439	390	(17)	42,812
Total	$53,712	$1,208	$(17)	$54,903

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$9,770	$584	$-	$10,354
FHLMC	4,735	294	-	5,029
	14,505	878	-	15,383

U.S. Government and Agency Obligations	46,924	307	(125)	47,106
Total	$61,429	$1,185	$(125)	$62,489

A summary of securities classified as held-to-maturity at June 30, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$7,201	$266	$-	$7,467
FNMA	31,217	2,015	-	33,232
FHLMC	16,984	1,371	-	18,355
	55,402	3,652	-	59,054

US Agency Obligations	2,999	4	-	3,003

Municipal Bonds
Revenue Bonds	285	1	-	286
General Obligation Bonds	499	2	-	501
	784	3	-	787

Total	$59,185	$3,659	$-	$62,844

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$8,949	$352	$-	$9,301
FNMA	33,249	2,080	-	35,329
FHLMC	19,987	1,368	-	21,355
	62,185	3,800	-	65,985

Municipal Bonds
Revenue Bonds	285	6	-	291
General Obligation Bonds	1,069	10	-	1,079
	1,354	16	-	1,370

Total	$63,539	$3,816	$-	$67,355

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2011, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$-	$-	$784	$788
One to Five Years	45,048	45,541	4,961	5,075
Five to Ten Years	4,634	5,010	16,344	17,617
Over Ten Years	4,030	4,352	37,096	39,364

Total	$53,712	$54,903	$59,185	$62,844

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
June 30, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	17	3,983	-	-

Total	$17	$3,983	$-	$-

December 31, 2010
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	125	22,875	-	-

Total	$125	$22,875	$-	$-

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
June 30, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2010
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

The unrealized losses on the Company’s investments were caused by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2011	December 31, 2010
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$98,644	$98,635
Home Equity Loans and Lines	15,397	15,745
Multi-family Residential	15,661	11,785
Commercial Real Estate	55,311	52,594
Land	1,132	951

Total Loans Secured by Real Estate	186,145	179,710

Consumer and Other Loans
Loans Secured by Deposits	437	464
Other	755	900

Total Consumer and Other Loans	1,192	1,364

Less:
Allowance for Loan Losses	(1,727)	(1,759)
Net Deferred Loan Origination Fess/Costs	(149)	(205)

Total Loans, Net	$185,461	$179,110

A summary of our current, past due and nonaccrual loans as of June 30, 2011 follows:

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$158	$158	$98,486	$98,644
Home Equity Loans and Lines	84	-	467	551	14,846	15,397
Multi-family Residential	-	-	-	-	15,661	15,661
Commercial Real Estate	-	-	-	-	55,311	55,311
Land	-	-	-	-	1,132	1,132
Consumer and Other Loans	47	-	67	114	1,078	1,192

Total	$131	$-	$692	$823	$186,514	$187,337

An analysis of the allowance for loan losses follows:
	Six Months
	Ended	Year Ended
	June 30, 2011	December 31, 2010
	(In Thousands)

Balance, Beginning of Period	$1,759	$1,661
(Recovery of) Provision for Loan Losses	(30)	269
Loans Charged-Off	(2)	(174)
Loan Recoveries	-	3
Balance, End of Period	$1,727	$1,759

The following table details the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	3	(83)	30	29	(5)	(4)	(30)
Loans Charged-Off	-	(2)	-	-	-	-	(2)
Recoveries of prior charge-offs	-	-	-	-	-	-	-

Balance, End of Year	$861	$185	$130	$471	$4	$76	$1,727

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$68	$-	$-	$-	$66	$134
Loans collectively evaluated for impairment	861	117	130	471	4	10	1,593
	$861	$185	$130	$471	$4	$76	$1,727

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$172	$-	$-	$-	$66	$238
Loans collectively evaluated for impairment	98,644	15,225	15,661	55,311	1,132	1,126	187,099
	$98,644	$15,397	$15,661	$55,311	$1,132	$1,192	$187,337

A summary of the loans evaluated for possible impairment follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$238	$410
Imparied Loans not Requiring a Loss Allowance	454	498

Total Impaired Loans	$692	$908

Loss Allowance on Impaired Loans	$134	$222

At June 30, 2011 and December 31, 2010, all impaired loans were in nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at June 30, 2011 and December 31, 2010, was approximately $42,000 and $34,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.  The recorded investment is presented gross of any specific valuation allowance.

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of June 30, 2011	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$158	$158	$-	$94	$-
Home Equity Loans and Lines	296	296	-	320	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	23	-
Consumer and Other Loans	-	-	-	-	-

Total	$454	$454	$-	$437	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	172	172	68	274	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	66	66	66	68	-

Total	$238	$238	$134	$342	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$158	$158	$-	$94	$-
Home Equity Loans and Lines	468	468	68	594	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	23	-
Consumer and Other Loans	66	66	66	68	-

Total	$692	$692	$134	$779	$-

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of June 30, 2011.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$98,486	$14,957	$15,661	$55,311	$1,132	$1,126	$186,673
Special Mention	-	-	-	-	-	-	-
Substandard	158	268	-	-	-	-	426
Loss	-	172	-	-	-	66	238
Total	$98,644	$15,397	$15,661	$55,311	$1,132	$1,192	$187,337

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income	$457,000	$603,000	$1,036,000	$1,188,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(418,772)	(444,204)	(418,793)	(444,204)
Weighted Average Unearned RRP Shares	(122,220)	(165,304)	(132,499)	(175,948)
Weighted Average Treasury Shares	(2,799,001)	(1,830,087)	(2,757,316)	(1,751,753)

Weighted Average Shares Outstanding for Basic EPS	3,005,739	3,906,137	3,037,124	3,973,827

Earnings per Share, Basic	$0.15	$0.15	$0.34	$0.29

Weighted Average Shares Outstanding for Basic EPS	3,005,739	3,906,137	3,037,124	3,973,827
Effect of Dilutive Securities	122,989	113,735	115,280	112,278
Weighted Average Shares Outstanding for Diluted EPS	3,128,728	4,019,872	3,152,404	4,086,105

Earnings per Shares, Diluted	$0.15	$0.15	$0.33	$0.29

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2011 and December 31, 2010, are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minumum for Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2011
Tangible Capital	$45,251	14.31%	$4,744	1.50%	N/A	N/A
Core/Leverage Capital	45,251	14.31%	9,489	3.00%	$15,815	5.00%
Tier 1 Risk-Based Capital	45,190	29.18%	6,195	4.00%	9,292	6.00%
Total Risk-Based Capital	46,780	30.21%	12,389	8.00%	15,487	10.00%

December 31, 2010
Tangible Capital	$51,060	16.02%	$4,780	1.50%	N/A	N/A
Core/Leverage Capital	51,060	16.02%	9,559	3.00%	$15,932	5.00%
Tier 1 Risk-Based Capital	50,999	33.68%	6,056	4.00%	9,084	6.00%
Total Risk-Based Capital	52,537	34.70%	12,112	8.00%	15,140	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Capital Under GAAP	$45,978	$51,697
Unrealized Gains on Available-for-Sale Securities	(727)	(637)
Tier 1 Capital	45,251	51,060

Allowance for Loan Losses	1,590	1,538
Recourse Obligations	(61)	(61)
Total Risk-Based Capital	$46,780	$52,537

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.  All of the mortgage-backed securities reported at fair value on June 30, 2011, and December 31, 2010, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$12,091	$-	$12,091	$-
US Government and Agency Obligations	42,812	-	42,812	-
Loans Held-for-Sale	639	639	-	-

Total	$55,542	$639	$54,903	$-

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$15,383	$-	$15,383	$-
US Government and Agency Obligations	47,106	-	47,106	-
Loans Held-for-Sale	187	187	-	-

Total	$62,676	$187	$62,489	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2011 or December 31, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

	Fair Value Measurements
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans	$558	$-	$426	$132
Other Real Estate Owned	1,131	-	1,131	-

Total	$1,689	$-	$1,557	$132

	Fair Value Measurements
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans	$522	$-	$-	$522
Other Real Estate Owned	1,696	-	1,696	-

Total	$2,218	$-	$1,696	$522

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2011 or December 31, 2010.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$12,092	$12,092	$6,610	$6,610
Certificates of Deposit	637	644	635	640
Securities	114,088	117,747	126,028	129,844

Loans	187,188	195,280	180,869	187,846
Less Allowance for Loan Losses	(1,727)	(1,727)	(1,759)	(1,759)
Loans, Net of Allowance	185,461	193,553	179,110	186,087

Federal Home Loan Bank Stock	2,014	2,012	2,002	2,002

Financial Liabilities
Deposits	$191,836	$199,234	$188,362	$193,225
Borrowings	65,300	68,436	68,248	71,556

Unrecognized Financial Instruments
Commitments to Extend Credit	$19,472	$19,783	$17,398	$17,739

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

                         While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets were $320.2 million at June 30, 2011 compared to $320.9 million at December 31, 2010.  Cash and cash equivalents were $12.1 million and $6.6 million at June 30, 2011 and December 31, 2010, respectively.  This increase in cash and cash equivalents at the end of the June 30, 2011 period was due to the timing associated with the reinvestment of matured investment securities.  Total securities available-for-sale were $54.9 million at June 30, 2011, a decrease of $7.6 million compared to December 31, 2010.  During the first six months of 2011, total securities held-to-maturity decreased by $4.4 million, to $59.2 million.  The decreases in our securities portfolios were due to accelerated repayments of principal on relatively high coupon mortgage-backed securities and maturities of callable US Agency issued securities.  Net loans receivable were $185.5 million at June 30, 2011, an increase of $6.4 million compared to December 31, 2010.  During the six months ended June 30, 2011, our first mortgage loans secured by multi-family residential collateral increased by $3.9 million, and our first mortgage loans secured by non-residential commercial real estate increased by $2.7 million.

Total impaired loans were $692,000 and $908,000, respectively, at June 30, 2011 and December 31, 2010.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned (“OREO”) was $1.1 million at June 30, 2011, and $1.7 million at December 31, 2010.  At June 30, 2011, our OREO consisted of a single-family residence located in suburban New Orleans with a fair market value of $685,000, which was sold in July 2011, and a $1 million participation interest in a $170 million construction loan to finance a multi-use property in Baton Rouge, Louisiana.  The fair market value of our participation interest in this project was $446,000 at June 30, 2011.  Total nonperforming assets were $1.8 million at June 30, 2011, and $2.6 million at December 31, 2010.  Expressed as a percentage of total assets, nonperforming assets were 0.57% at June 30, 2011, and 0.81% at December 31, 2010.

Total deposits were $191.8 million at June 30, 2011, and $188.4 million at December 31, 2010.  Non-interest bearing deposits increased during the six month period by $2.2 million, to $10.3 million, and interest-bearing deposits increased by $1.3 million, to $181.5 million.  Total Federal Home Loan Bank advances and reverse repurchase agreements were $65.3 million in the aggregate at June 30, 2011, a decrease of $2.9 million from December 31, 2010.

Total shareholders’ equity was $58.9 million at June 30, 2011, a decrease of $1.4 million from December 31, 2010.  During the first six months of 2011, the Company acquired 203,268 shares of its common stock at a total cost of $3.1 million pursuant to its repurchase plans.  The cost of our stock repurchases during the first six months of 2011 was partially offset by net income of $1.0 million, and the release of 42,284 shares held by the Recognition and Retention Plan Trust, with a cost basis of $533,000, which became vested and were released to plan participants during the period.  The Bank’s tier 1 leverage ratio was 14.31% at June 30, 2011 compared to 16.02% at December 31, 2010.  This decrease in the Bank’s tier 1 capital ratio was primarily due to a $6.8 million dividend paid by the Bank, to the Company, during the second quarter of 2011.  This upstream of capital will provide the Company with additional liquidity for its capital management strategies, including, but not limited to, stock repurchase plans.  Tier 1 risk-based capital and total risk-based capital were 29.18% and 30.21%, respectively, at June 30, 2011.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2011 and 2010

General.  Net income for the quarter ended June 30, 2011 was $457,000, a decrease of $146,000 from the second quarter of 2010.  Diluted earnings per share were $0.15 for the quarters ended June 30, 2011 and 2010.  Interest income for the second quarter of 2011 was $3.8 million compared to $4.1 million for the second quarter of 2010.  This decrease was due to a 30 basis point decrease in the average yield of interest-earning assets and a $6.7 million decrease in the average balance of total interest-earning assets.  Interest expense was $1.3 million for the second quarter of 2011, a decrease of $129,000 compared to the second quarter of 2010.  Non-interest income was $243,000 and $233,000 for the respective three month periods ended June 30, 2011 and 2010.  Non-interest expense during the second quarter of 2011 increased by $218,000 to $2.0 million compared to the second quarter of 2010.  This increase was primarily due to a $202,000 increase in the net cost of OREO operations.

Net income for the six months ended June 30, 2011 was $1.0 million, or $0.33 per diluted share, compared to net income of $1.2 million, or $0.29 per diluted share for the six months ended June 30, 2010.  During the first half of 2011, interest income decreased by $585,000 to $7.6 million, and interest expense decreased by $250,000 to $2.7 million, compared to the first half of 2010.  The average interest rate spread was 2.65% and 2.69% for the respective six month periods ended June 30, 2011 and 2010.  Non-interest income increased by $102,000 to $443,000 during the first half of 2011 compared to the first half of 2010, and non-interest expense increased by $185,000 to $3.8 million compared to the respective 2010 period.  The increase in non-interest expense was primarily due to a $215,000 market value adjustment recorded against our OREO portfolio.

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

	Three months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$184,007	$2,732	5.94%	$167,219	$2,560	6.12%
Mortgage-backed Securities	68,346	824	4.82%	103,209	1,293	5.01%
Investment Securities	51,714	201	1.55%	40,885	224	2.19%
Other Interest-Earnings Assets	10,769	7	0.26%	10,200	10	0.39%
Total Interest-Earning Assets	314,836	3,764	4.78%	321,513	4,087	5.08%

Non-Interest Earning Assets	7,962			7,754

Total Assets	$322,798			$329,267

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$45,950	42	0.37%	$42,977	40	0.37%
Certificates of Deposit	136,331	652	1.91%	135,334	761	2.25%
Total Interest-Bearing Deposits	182,281	694	1.52%	178,311	801	1.80%

Borrowings	66,913	653	3.90%	69,004	675	3.91%
Total Interest-Bearing Liabilities	249,194	1,347	2.16%	247,315	1,476	2.39%

Non-Interest Bearing Liabilities	13,383			11,105

Total Liabilities	262,577			258,420

Stockholders' Equity	60,221			70,847

Total Liabilities and Stockholders' Equity	$322,798			$329,267

Net Interest-Earning Assets	$65,642			$74,198

Net Interest Income; Average Interest Rate Spread		$2,417	2.62%		$2,611	2.69%

Net Interest Margin (2)			3.07%			3.25%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.34%			130.00%

_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Year Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$183,433	$5,462	5.96%	$164,114	$5,011	6.11%
Mortgage-backed Securities	71,015	1,721	4.85%	107,932	2,708	5.02%
Investment Securities	51,056	397	1.56%	40,480	442	2.18%
Other Interest-Earnings Assets	8,770	15	0.34%	7,946	19	0.48%
Total Interest-Earning Assets	314,274	7,595	4.83%	320,472	8,180	5.10%

Non-Interest Earning Assets	8,035			7,890

Total Assets	$322,309			$328,362

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$45,624	84	0.37%	$43,259	81	0.37%
Certificates of Deposit	135,775	1,320	1.94%	134,887	1,556	2.31%
Total Interest-Bearing Deposits	181,399	1,404	1.55%	178,146	1,637	1.84%

Borrowings	67,540	1,306	3.87%	67,547	1,323	3.92%
Total Interest-Bearing Liabilities	248,939	2,710	2.18%	245,693	2,960	2.41%

Non-Interest Bearing Liabilities	13,032			10,806

Total Liabilities	261,971			256,499

Stockholders' Equity	60,338			71,863

Total Liabilities and Stockholders' Equity	$322,309			$328,362

Net Interest-Earning Assets	$65,335			$74,779

Net Interest Income; Average Interest Rate Spread		$4,885	2.65%		$5,220	2.69%

Net Interest Margin (2)			3.11%			3.26%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.25%			130.44%

_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

                         Interest Income.  Net interest income was $2.4 million during the second quarter of 2011, a decrease of $194,000 compared to the second quarter of 2010.  During the 2011 period, interest income was $3.8 million, a decrease of $323,000 compared to the 2010 period.  This decrease in interest income was due to a decrease in average interest-earning assets of $6.7 million between the respective quarterly periods, and a 30 basis point decrease in the average yield on our interest-earning assets.  Interest income on loans receivable was $2.7 million during the second quarter of 2011, an increase of $172,000 compared to the second quarter of 2010.  The increase in interest income from loans was due primarily to a $16.8 million increase in the average balance of our loans receivable, the effect of which was reduced by an 18 basis point decrease in the average yield of our loan portfolio.  The average balance of our mortgage-backed securities decreased by $34.9 million during the second quarter of 2011 compared to the second quarter of 2010, contributing to a decrease in interest income on mortgage-backed securities of $469,000.  The reduction in the average balance of our mortgage-backed securities is primarily due to accelerated prepayments received on our relatively higher coupon mortgage-backed securities compared to current market priced securities.  Interest income on investment securities was $201,000 and $224,000 for the respective quarters ended June 30, 2011 and 2010.  The average balance of our investment securities increased by $10.8 million and the average yield decreased by 64 basis points during the second quarter of 2011 compared to the second quarter of 2010.  Our investment securities are comprised of US Agency debt securities with original maturities of three to four years.

During the six months ended June 30, 2011, net interest income was $4.9 million, a decrease of $335,000 compared to the six months ended June 30, 2010.  During the first six months of 2011, the average balance of our mortgage-backed securities decreased by $36.9 million compared to the first six months of 2010, which was partially offset by an increase in the average balance of our loans receivable of $19.3 million, and an increase in the average balance of our investment securities of $10.6 million.  The average yield on our interest-earning assets was 4.83% during the six month period ended June 30, 2011, and 5.10% during the six month period ended June 30, 2010.

Interest Expense.  Total interest expense was $1.3 million, with our interest-bearing liabilities having an average cost of 2.16% during the second quarter of 2011, compared to $1.5 million and an average cost of 2.39% for the second quarter of 2010.  The average rate paid on interest-bearing deposits was 1.52% during the quarter ended June 30, 2011, a decrease of 28 basis points from the quarter ended June 30, 2010.  Interest expense on borrowings was $653,000 at an average cost of 3.90% during the second quarter of 2011, and $675,000 at an average cost of 3.91% during the second quarter of 2010.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.62% for the  second quarter of 2011, compared to 2.69% for the second quarter of 2010.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.07% for the three month period ended June 30, 2011, a decrease of 18 basis points from the three month period ended June 30, 2010.

Total interest expense for the first six months of 2011 was $2.7 million, a decrease of $250,000 compared to the first six months of 2010.  Average interest-bearing liabilities were $248.9 million during the six month period ended June 30, 2011, compared to $245.7 million during the six month period ended June 30, 2010.  The average cost of our interest-bearing liabilities was 2.18% for the six months ended June 30, 2011, compared to 2.41% for the six months ended June 30, 2010.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.65% for the first six months of 2011, a decrease of four basis points compared to the first six months of 2010.

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

The Company recorded a $67,000 recovery of its allowance for loan losses during the second quarter of 2011, compared to provisions for loan losses of $114,000 during the second quarter of 2010.  Our allowance for loan losses was $1.7 million at June 30, 2011, or 249.57% of our non-performing loans at such date.  Total non-performing loans were $692,000 at June 30, 2011, a decrease of $216,000 compared to December 31, 2010.  Total non-performing assets were $1.8 million at June 30, 2011, compared to $2.6 million at December 31, 2010.  This reduction in non-performing assets was primarily due to the $216,000 decrease in non-performing loans and a $565,000 reduction in OREO.  The decrease in the balance of our OREO was due to the sale of a repossessed property which had a carrying value of $350,000, and additional write-downs of $215,000 recorded against the remaining OREO portfolio.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.92% and 0.97% at June 30, 2011 and December 31, 2010, respectively.

During the first six months of 2011, the Company recorded a net recovery of the allowance for loan losses of $30,000 compared to provisions for loan losses of $158,000 during the first six months of 2010.  The Company has recorded charge-offs of $2,000 through the first half of 2011.

Non-interest Income.  Non-interest income for the second quarter of 2011 was $243,000, an increase of $10,000 from the second quarter of 2010.  Customer service fees, which are primarily comprised of fees earned on transaction accounts and broker fees we earn on certain loan sales, were $123,000 during the second quarter of 2011, an increase of $29,000 from the 2010 period.  This increase was primarily due to a $21,000 increase in the brokerage fees earned on reverse mortgage loan originations. Gains on the sale of mortgage loans were $93,000 during the second quarter of 2011, compared to $31,000 during the second quarter of 2010.  The Company realized gains of $85,000 on the sale of available-for-sale securities during the second quarter of 2010.  There were no such sales during the second quarter of 2011.  Other non-interest income was $27,000 and $23,000, respectively, for the three month periods ended June 30, 2011 and 2010.

For the six month periods ended June 30, 2011 and 2010, total non-interest income was $443,000 and $341,000, respectively.  During the 2011 period, the Company recorded an $89,000 increase in its customer service fees, and a $95,000 increase in the gain on the sale of loans.  There were no sales of available-for-sale securities during this 2011 period.  Other non-interest income was $46,000 during the first six months of 2011 and $43,000 during the first six months of 2010.

Non-interest Expense. Non-interest expense for the quarter ended June 30, 2011 was $2.0 million, an increase of $218,000 from the quarter ended June 30, 2010.  Salaries and employee benefits expense was $1.2 million during the second quarter of 2011, an increase of $29,000 compared to the second quarter of 2010.  Occupancy expenses were $276,000 and $289,000 for the respective quarters ended June 30, 2011 and 2010.  Our FDIC deposit insurance premiums decreased by $17,000 during the second quarter of 2011 compared to the second quarter of 2010.  This decrease was due to a reduction in our FDIC deposit assessment rate.  The net cost associated with our OREO operations was $236,000 during the second quarter of 2011, an increase of $202,000 compared to the second quarter of 2010.  The OREO expenses for the 2011 period were comprised of $215,000 in fair value adjustments recorded against repossessed properties and $21,000 in legal and maintenance expenses.  Other non-interest expenses for the quarters ended June 30, 2011 and 2010 were $260,000 and $248,000, respectively.

Total non-interest expenses for the six months ended June 30, 2011 and 2010 were $3.8 million and $3.6 million, respectively.  Salaries and employee benefits expense was $2.3 million for both the 2011 and 2010 periods.  Occupancy expenses were $553,000 and $564,000 for the respective semi-annual periods ended June 30, 2011 and 2010.  The net cost of OREO operations increased by $169,000 during the first six months of 2011 compared to the first six months of 2010.

Income Tax Expense. Income tax expense was $243,000 based on pre-tax income of $700,000 during the second quarter of 2011 compared to income tax expense of $318,000 on pre-tax income of $921,000 during the second quarter of 2010.

For the six month period ended June 30, 2011, the Company has recorded income tax expense of $549,000, a decrease of $78,000 from the six month period ended June 30, 2010.  This decrease in income tax expense was primarily due to a decrease in pre-tax income of $230,000 between the respective semi-annual periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2011, our cash and cash equivalents amounted to $12.1 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $54.9 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2011, we had certificates of deposit maturing within the next 12 months amounting to $85.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At June 30, 2011, we had $65.3 million in total borrowings, including $39.3 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At June 30, 2011, the Company had $131.4 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2011.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$136,067	$85,832	$27,495	$22,740	$-
FHLB Advances and Other Borrowings	65,300	9,134	39,182	11,322	5,662
Total Long-Term Debt	201,367	94,966	66,677	34,062	5,662

Operating Lease Obligations	$162	$34	$68	$60	$-

Total Contractual Obligations	$201,529	$95,000	$66,745	$34,122	$5,662

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)(2)

April 1 - April 30, 2011	3,272	$15.00	3,272	184,893
May 1 - May 31, 2011	121,356	15.22	121,356	63,537
June 1 - June 30, 2011	61,037	15.40	61,037	2,500
Total	185,665	$15.28	185,665

_______________
(1)
On November 1, 2010, the Company announced an eleventh stock repurchase program to acquire up to 5%, or 189,891 shares of its outstanding common stock over a six-month period.  On May 2, 2011, the Company extended the duration of this program to November 2, 2011.  The program was completed on May 10, 2011.

(2)
On February 23, 2011, the Company announced a twelfth  stock repurchase program to acquire up to 5%, or 180,797 shares of its outstanding common stock over a six-month period.  On May 2, 2011, the Company extended the duration of this program to November 2, 2011.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - (Removed and Reserved)

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a) List of exhibits: (filed herewith unless otherwise noted)

31.1	Rule 13a-14(a)/15d-14(a) /Section 302 Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)/Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.
Date: August 15, 2011	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer