Form 10-Q
period 2011-09-30
LOUISIANA BANCORP INC
filed 2011-11-14
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573
_____________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  [  ]                                         Accelerated filer                   [  ]
Non-accelerated filer    [  ]                                         Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes     [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2011, there were 3,263,268 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets
	(unaudited)
	September 30, 2011	December 31, 2010
	(In Thousands)
Assets
Cash and Due from Banks	$2,263	$2,956
Short-Term Interest-Bearing Deposits	8,150	3,654
Total Cash and Cash Equivalents	10,413	6,610

Certificates of Deposit	626	635
Securities Available-for-Sale, at Fair Value (Amortized Cost of $50,320 and $61,429, respectively)	51,453	62,489
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $53,593 and $67,355, respectively)	50,101	63,539
Loans, Net of Allowance for Loan Losses of $1,811 and $1,759, respectively	195,834	179,110
Accrued Interest Receivable	1,188	1,196
Other Real Estate Owned	532	1,696
Stock in Federal Home Loan Bank	2,016	2,002
Premises and Equipment, Net	1,657	1,688
Other Assets	2,087	1,910
Total Assets	$315,907	$320,875

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$10,728	$8,130
Interest-Bearing	181,488	180,232
Total Deposits	192,216	188,362

Federal Home Loan Bank Advances	35,708	42,248
Reverse Repurchase Agreements	26,000	26,000
Advance Payments by Borrowers for Taxes and Insurance	2,807	1,997
Accrued Interest Payable	315	421
Other Liabilities	2,200	1,569
Total Liabilities	259,246	260,597

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,263,268 and 3,640,918 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,017	62,880
Unearned ESOP Shares	(4,188)	(4,188)
Unearned Recognition and Retention Plan Shares	(1,540)	(2,074)
Treasury Stock, at Cost (3,082,464 shares and 2,704,814 shares, respectively)	(43,189)	(37,321)
Retained Earnings	41,750	40,218
Accumulated Other Comprehensive Income	748	700
Total Shareholders' Equity	56,661	60,278
Total Liabilities and Shareholders' Equity	$315,907	$320,875

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$2,749	$2,652	$8,211	$7,663
Mortgage Backed Securities	761	1,168	2,482	3,876
Investment Securities	178	196	575	637
Other Interest-Bearing Deposits	9	11	24	31
Total Interest and Dividend Income	3,697	4,027	11,292	12,207

Interest Expense
Deposits	644	798	2,048	2,434
Borrowings	624	675	1,930	1,998
Total Interest Expense	1,268	1,473	3,978	4,432

Net Interest Income	2,429	2,554	7,314	7,775

Provision for Loan Losses	89	82	59	241

Net Interest Income after Provision for Loan Losses	2,340	2,472	7,255	7,534

Non-Interest Income
Customer Service Fees	99	87	347	247
Gain on Sale of Loans	122	55	271	110
Gain on Sale of Securities	72	119	72	204
Other Income	20	19	66	61
Total Non-Interest Income	313	280	756	622

Non-Interest Expense
Salaries and Employee Benefits	1,150	1,112	3,454	3,431
Occupancy Expense	280	276	833	840
Louisiana Bank Shares Tax	43	53	157	158
FDIC Insurance Premium	48	44	128	131
Net Cost of OREO Operations	72	114	310	183
Other Expenses	265	219	749	663
Total Non-Interest Expense	1,858	1,818	5,631	5,406

Income Before Income Tax Expense	795	934	2,380	2,750

Income Tax Expense	299	317	848	945

Net Income	$496	$617	$1,532	$1,805

Earnings Per Share
Basic	$0.18	$0.18	$0.52	$0.47
Diluted	$0.17	$0.17	$0.50	$0.46

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
	(In Thousands)

Net Income	$1,532	$1,805

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the Period	48	196

Reclassification Adjustment for Gains Included in Net Income	-	(194)

Total Other Comprehensive Gain	48	2

Comprehensive Income	$1,580	$1,807

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
							Accumulated
		Additional	Unearned	Unearned			Other	Total
	Common	Paid-in	ESOP	RRP	Treasury	Retained	Comprehensive	Shareholders'
	Stock	Capital	Stock	Stock	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Nine Months Ended September 30, 2010	-	-	-	-	-	1,805	-	1,805
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	2	2
Stock Purchased for Treasury	-	-	-	-	(14,240)	-	-	(14,240)
RRP Shares Earned	-	(48)	-	552	-	-	-	504
Stock Option Expense	-	181	-	-	-	-	-	181

Balances at September 30, 2010	$63	$62,719	$(4,442)	$(2,084)	$(35,043)	$39,465	$922	$61,600

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Nine Months Ended September 30, 2011	-	-	-	-	-	1,532	-	1,532
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	48	48
Stock Purchased for Treasury	-	-	-	-	(5,868)	-	-	(5,868)
RRP Shares Earned	-	(46)	-	534	-	-	-	488
Stock Option Expense	-	183	-	-	-	-	-	183

Balances at September 30, 2011	$63	$63,017	$(4,188)	$(1,540)	$(43,189)	$41,750	$748	$56,661

See accompanying notes to unaudited financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months
	Ended September 30
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,532	$1,805
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	142	168
Provision for Loan Losses	59	241
Net Increase in RRP Shares Earned	488	504
Stock Option Plan Expense	183	181
Discount Accretion Net of Premium Amortization	(74)	(177)
Deferred Income Tax Benefit	(228)	(40)
Gain on Sale of Securities	(72)	(204)
Gain on Sale of Loans	(271)	(110)
Gain on the Sale of Property and Equipment	(4)	-
Originations of Loans Held-for-Sale	(22,435)	(16,675)
Proceeds from Sales of Loans Held-for-Sale	19,566	16,803
Decrease in Accrued Interest Receivable	8	5
Impairment of Other Real Estate Owned	287	152
(Decrease) Increase in Other Assets	26	(326)
Decrease in Accrued Interest Payable	(106)	(165)
Increase in Other Liabilities	631	499
Net Cash (Used In) Provided by Operating Activities	(268)	2,661

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(451)	(427)
Purchase of Securities Available-for-Sale	(25,500)	(27,995)
Purchase of Securities Held-to-Maturity	(3,846)	-
Proceeds from Maturities of Certificates of Deposit	459	1,317
Proceeds from Maturities of Securities Available-for-Sale	34,508	27,959
Proceeds from Maturities of Securities Held-to-Maturity	18,329	23,743
Proceeds from Sales of Securities Available-for-Sale	650	5,635
Proceeds from Sales of Securities Held-to-Maturity	552	125
Net Increase in Loans Receivable	(13,801)	(21,369)
Proceeds from Sales of Loans Held for Investing	-	489
Purchase of Property and Equipment	(111)	(94)
Proceeds from Sale of Property and Equipment	5	-
Proceeds from Sale of Other Real Estate Owned	1,035	-
Net Increase in Investment in Federal Home Loan Bank Stock	(14)	(5)
Net Cash Provided by Investing Activities	11,815	9,378

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months
	Ended September 30,
	2011	2010
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	3,854	(1,192)
Increase in Advances by Borrowers for Taxes and Insurance	810	463
(Decrease) Increase in Borrowings	(6,540)	4,754
Purchase of Treasury stock	(5,868)	(14,240)

Net Cash Used in Financing Activities	(7,744)	(10,215)

Net Increase in Cash and Cash Equivalents	3,803	1,824

Cash and Cash Equivalents, Beginning of Year	6,610	4,735

Cash and Cash Equivalents, End of Year	$10,413	$6,559

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$4,083	$4,597

Income Taxes	$933	$1,323

Loans Transferred to Other Real Estate Owned During the Period	$158	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of September 30, 2011 or December 31, 2010.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

LOANS

The Company grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sale agreements. A substantial portion of the loan portfolio is represented by mortgage loans secured by properties located throughout the greater New Orleans area. The ability of the Company’s debtors to honor their contracts is dependent, in part, upon real estate values and general economic conditions in this area.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$159	$13	$-	$172
FNMA	7,196	531	-	7,727
FHLMC	3,521	259	-	3,780
	10,876	803	-	11,679

U.S. Government and Agency Obligations	39,444	330	-	39,774

Total	$50,320	$1,133	$-	$51,453

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$9,770	$584	$-	$10,354
FHLMC	4,735	294	-	5,029
	14,505	878	-	15,383

U.S. Government and Agency Obligations	46,924	307	(125)	47,106

Total	$61,429	$1,185	$(125)	$62,489

A summary of securities classified as held-to-maturity at September 30, 2011 and December 31, 2010, with gross unrealized gains and losses, follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$6,457	$251	$-	$6,708
FNMA	27,354	1,929	-	29,283
FHLMC	15,790	1,310	-	17,100
	49,601	3,490	-	53,091

US Agency Obligations	-	-	-	-

Municipal Bonds
Revenue Bonds	-	-	-	-
General Obligation Bonds	500	2	-	502
	500	2	-	502

Total	$50,101	$3,492	$-	$53,593

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$8,949	$352	$-	$9,301
FNMA	33,249	2,080	-	35,329
FHLMC	19,987	1,368	-	21,355
	62,185	3,800	-	65,985

Municipal Bonds
Revenue Bonds	285	6	-	291
General Obligation Bonds	1,069	10	-	1,079
	1,354	16	-	1,370

Total	$63,539	$3,816	$-	$67,355

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2011, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	-	-	$500	$501
One to Five Years	$42,313	$42,790	592	624
Five to Ten Years	4,707	5,096	14,717	15,857
Over Ten Years	3,300	3,567	34,292	36,611

Total	$50,320	$51,453	$50,101	$53,593

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
September 30, 2011
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
September 30, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2010
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

At September 30, 2011, the Company had no unrealized losses on securities held in its investment portfolio.    The securities with unrealized losses as of December 31, 2010 have either unrealized gains at September 30, 2011 due to a decrease in interest rates, or matured during the nine months ended September 30, 2011.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	September 30, 2011	December 31, 2010
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$100,982	$98,635
Home Equity Loans and Lines	18,695	15,745
Multi-family Residential	16,644	11,785
Commercial Real Estate	59,371	52,594
Land	1,169	951

Total Loans Secured by Real Estate	196,861	179,710

Consumer and Other Loans
Loans Secured by Deposits	459	464
Other	444	900

Total Consumer and Other Loans	903	1,364

Less:
Allowance for Loan Losses	(1,811)	(1,759)
Net Deferred Loan Origination Fess/Costs	(119)	(205)

Total Loans, Net	$195,834	$179,110

A summary of our current, past due and nonaccrual loans as of September 30, 2011 follows:

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$457	$-	$82	$539	$100,443	$100,982
Home Equity Loans and Lines	227	-	545	772	17,923	18,695
Multi-family Residential	-	-	-	-	16,644	16,644
Commercial Real Estate	-	-	-	-	59,371	59,371
Land	-	-	-	-	1,169	1,169
Consumer and Other Loans	-	-	108	108	795	903

Total	$684	$-	$735	$1,419	$196,345	$197,764

An analysis of the allowance for loan losses follows:

	Nine Months
	Ended	Year Ended
	September 30, 2011	December 31, 2010
	(In Thousands)

Balance, Beginning of Period	$1,759	$1,661
Provision for Loan Losses	59	269
Loans Charged-Off	(7)	(174)
Loan Recoveries	-	3
Balance, End of Period	$1,811	$1,759

The following table details the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	33	(65)	38	128	(5)	(6)	123
Loans Charged-Off	(2)	(4)	-	(65)	-	-	(71)
Recoveries of prior charge-offs	-	-	-	-	-	-	-
Balance, End of Year	$889	$201	$138	$505	$4	$74	$1,811

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$65	$-	$-	$-	$66	$131
Loans collectively evaluated for impairment	889	136	138	505	4	8	1,680
	$889	$201	$138	$505	$4	$74	$1,811

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$178	$-	$-	$-	$66	$244
Loans collectively evaluated for impairment	100,982	18,517	16,644	59,371	1,169	837	197,520
	$100,982	$18,695	$16,644	$59,371	$1,169	$903	$197,764

A summary of the loans evaluated for possible impairment follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$244	$410
Imparied Loans not Requiring a Loss Allowance	491	498

Total Impaired Loans	$735	$908

Loss Allowance on Impaired Loans	$131	$222

At September 30, 2011 and December 31, 2010, all impaired loans were in nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at September 30, 2011 and December 31, 2010, was approximately $46,000 and $34,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.  The recorded investment is presented gross of any specific valuation allowance.

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of September 30, 2011	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$82	$82	$-	$91	$2
Home Equity Loans and Lines	367	367	-	332	5
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	17	-
Consumer and Other Loans	42	42	-	11	2
Total	$491	$491	$-	$451	$9

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	178	178	65	250	14
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	66	66	66	67	3
Total	$244	$244	$131	$317	$17

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$82	$82	$-	$91	$2
Home Equity Loans and Lines	545	545	65	582	19
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	17	-
Consumer and Other Loans	108	108	66	78	5
Total	$735	$735	$131	$768	$26

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of September 30, 2011.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$100,900	$18,177	$16,644	$59,371	$1,169	$795	$197,056
Special Mention	-	-	-	-	-	-	-
Substandard	82	340	-	-	-	42	464
Loss	-	178	-	-	-	66	244
Total	$100,982	$18,695	$16,644	$59,371	$1,169	$903	$197,764

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income	$496,000	$617,000	$1,532,000	$1,805,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(418,772)	(444,204)	(418,786)	(444,204)
Weighted Average Unearned RRP Shares	(122,220)	(165,304)	(129,035)	(172,361)
Weighted Average Treasury Shares	(2,984,957)	(2,245,438)	(2,834,030)	(1,918,123)
Weighted Average Shares Outstanding for Basic EPS	2,819,783	3,490,786	2,963,881	3,811,044

Earnings per Share, Basic	$0.18	$0.18	$0.52	$0.47

Weighted Average Shares Outstanding for Basic EPS	2,819,783	3,490,786	2,963,881	3,811,044
Effect of Dilutive Securities	137,094	103,512	122,552	109,356
Weighted Average Shares Outstanding for Diluted EPS	2,956,877	3,594,298	3,086,433	3,920,400

Earnings per Shares, Diluted	$0.17	$0.17	$0.50	$0.46

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2011 and December 31, 2010, are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minumum for Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
September 30, 2011
Tangible Capital	$45,728	14.64%	$4,684	1.50%	N/A	N/A
Core/Leverage Capital	45,728	14.64%	9,368	3.00%	$15,614	5.00%
Tier 1 Risk-Based Capital	45,667	28.65%	6,376	4.00%	9,565	6.00%
Total Risk-Based Capital	47,347	29.70%	12,753	8.00%	15,941	10.00%

December 31, 2010
Tangible Capital	$51,060	16.02%	$4,780	1.50%	N/A	N/A
Core/Leverage Capital	51,060	16.02%	9,559	3.00%	$15,932	5.00%
Tier 1 Risk-Based Capital	50,999	33.68%	6,056	4.00%	9,084	6.00%
Total Risk-Based Capital	52,537	34.70%	12,112	8.00%	15,140	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Capital Under GAAP	$46,423	$51,697
Unrealized Gains on Available-for-Sale Securities	(695)	(637)
Tier 1 Capital	45,728	51,060

Allowance for Loan Losses	1,680	1,538
Recourse Obligations	(61)	(61)
Total Risk-Based Capital	$47,347	$52,537

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

•
Level 2 - Observable inputs other than quoted prices included within Level I, such as quoted prices for similar instrumentsin active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that areobservable in the market or can be corroborated by observable market data.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that marketparticipants would use in pricing the asset or liability.  The fair values are therefore determined using model-basedtechniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.  All of the mortgage-backed securities reported at fair value on September 30, 2011, and December 31, 2010, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$11,679	$-	$11,679
US Government and Agency Obligations	-	39,774	-	39,774
Loans Held-for-Sale	1,357	-	-	1,357

Total	$1,357	$51,453	$-	$52,810

	Fair Value Measurements
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$15,383	$-	$15,383
US Government and Agency Obligations	-	47,106	-	47,106
Loans Held-for-Sale	187	-	-	187

Total	$187	$62,489	$-	$62,676

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2011 or December 31, 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

	Fair Value Measurements
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$421	$183	$604
Other Real Estate Owned	-	532	-	532

Total	$-	$953	$183	$1,136

	Fair Value Measurements
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$522	$522
Other Real Estate Owned	-	1,696	-	1,696

Total	$-	$1,696	$522	$2,218

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2011 or December 31, 2010.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,413	$10,413	$6,610	$6,610
Certificates of Deposit	626	632	635	640
Securities	101,554	105,046	126,028	129,844

Loans	197,645	207,792	180,869	187,846
Less Allowance for Loan Losses	(1,811)	(1,811)	(1,759)	(1,759)
Loans, Net of Allowance	195,834	205,981	179,110	186,087

Federal Home Loan Bank Stock	2,016	2,016	2,002	2,002

Financial Liabilities
Deposits	$192,216	$197,540	$188,362	$193,225
Borrowings	61,708	64,477	68,248	71,556

Unrecognized Financial Instruments
Commitments to Extend Credit	$19,217	$19,222	$17,398	$17,739

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets were $315.9 million at September 30, 2011 compared to $320.9 million at December 31, 2010.  Cash and cash equivalents were $10.4 million and $6.6 million at September 30, 2011 and December 31, 2010, respectively.  Total securities available-for-sale were $51.5 million at September 30, 2011, a decrease of $11.0 million compared to December 31, 2010.  During the first nine months of 2011, total securities held-to-maturity decreased by $13.4 million, to $50.1 million.  The decreases in our securities portfolios were due to accelerated repayments of principal on relatively high coupon mortgage-backed securities and maturities of callable US Agency issued securities.  Net loans receivable were $195.8 million at September 30, 2011, an increase of $16.7 million, or 9.3%, compared to December 31, 2010.  During the nine months ended September 30, 2011, our first mortgage loans secured by single family residential loans increased by $2.3 million, our funded home equity loans and lines increased by $3.0 million, our loans secured by multifamily residential collateral increased by $4.9 million, and our first mortgage loans secured by non-residential commercial real estate increased by $6.8 million.

Total impaired loans were $735,000 and $908,000, respectively, at September 30, 2011 and December 31, 2010.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned (“OREO”) was $532,000 at September 30, 2011, and $1.7 million at December 31, 2010.  At September 30, 2011, our OREO consisted of a single-family residence located in suburban New Orleans with a fair market value of $150,000, and a $1.0 million participation interest in a $170 million construction loan to finance a multi-use property in Baton Rouge, Louisiana.  The fair market value of our participation interest in this project was $381,800 at September 30, 2011.  Total nonperforming assets were $1.4 million at September 30, 2011, and $2.6 million at December 31, 2010.  Expressed as a percentage of total assets, nonperforming assets were 0.40% at September 30, 2011, and 0.81% at December 31, 2010.

Total deposits were $192.2 million at September 30, 2011 and $188.4 million at December 31, 2010.  Non-interest bearing deposits increased during the nine month period by $2.6 million, to $10.7 million, and interest-bearing deposits increased by $1.3 million, to $181.5 million.  Total Federal Home Loan Bank advances and other borrowings were $61.7 million at September 30, 2011, a decrease of $6.5 million from December 31, 2010.

Total shareholders’ equity was $56.7 million at September 30, 2011, a decrease of $3.6 million from December 31, 2010.  During the first nine months of 2011, the Company acquired 377,650 shares of its common stock at a total cost of $5.9 million pursuant to its repurchase plans.  The cost of our stock repurchases during the first nine months of 2011 was partially offset by net income of $1.5 million, and the release of 42,284 shares held by the Recognition and Retention Plan Trust, with a cost basis of $534,000, which became vested and were released to plan participants during the period.  The Bank’s tier 1 leverage ratio was 14.64% at September 30, 2011 compared to 16.02% at December 31, 2010.  This decrease in the Bank’s tier 1 capital ratio was primarily due to a $6.8 million dividend paid by the Bank to the Company during the second quarter of 2011.  This upstream of capital will provide the Company with additional liquidity for its capital management strategies, including, but not limited to, stock repurchase plans.  Tier 1 risk-based capital and total risk-based capital at the bank level were 28.65% and 29.70%, respectively, at September 30, 2011.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2011 and 2010

General.  Net income for the quarter ended September 30, 2011 was $496,000, a decrease of $121,000 from the third quarter of 2010.  Diluted earnings per share were $0.18 for the quarters ended September 30, 2011 and 2010.  Interest income for the third quarter of 2011 was $3.7 million compared to $4.0 million for the third quarter of 2010.  This decrease was due to a 32 basis point decrease in the average yield of interest-earning assets and a $6.7 million decrease in the average balance of total interest-earning assets.  Interest expense was $1.3 million for the third quarter of 2011, a decrease of $205,000 compared to the third quarter of 2010.  Non-interest income was $313,000 and $280,000 for the respective three month periods ended September 30, 2011 and 2010.  Non-interest expense during the third quarter of 2011 increased by $40,000 to $1.9 million compared to the third quarter of 2010.

Net income for the nine months ended September 30, 2011 was $1.5 million, or $0.50 per diluted share, compared to net income of $1.8 million, or $0.46 per diluted share for the nine months ended September 30, 2010.  During the first nine months of 2011, interest income decreased by $915,000 to $11.3 million due primarily to a $6.3 million decrease in the balance of our average interest-earning assets, and a 28 basis point decrease in the average yield earned on interest-earning assets, compared to the first nine months of 2010.  Interest expense for the first nine months of 2011 was $4.0 million, a decrease of $454,000 compared to the first nine months of 2010.  The decrease in interest expense between the respective nine month periods is primarily due to a 36 basis point decrease in the average rate paid on interest-bearing liabilities.  The average interest rate spread was 2.67% and 2.69% for the respective nine month periods ended September 30, 2011 and 2010.  Non-interest income increased by $134,000 to $756,000 during the first nine months of 2011 compared to the first nine months of 2010, and non-interest expense increased by $225,000 to $5.6 million compared to the respective 2010 period.

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

	Three months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$188,879	$2,749	5.82%	$174,677	$2,652	6.07%
Mortgage-backed Securities	64,199	761	4.74%	92,538	1,168	5.05%
Investment Securities	46,268	178	1.54%	37,976	196	2.06%
Other Interest-Earnings Assets	11,818	9	0.30%	12,662	11	0.35%
Total Interest-Earning Assets	311,164	3,697	4.75%	317,853	4,027	5.07%

Non-Interest Earning Assets	7,629			8,088
Total Assets	$318,793			$325,941

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$46,943	32	0.27%	$42,658	40	0.38%
Certificates of Deposit	134,626	612	1.82%	137,219	758	2.21%
Total Interest-Bearing Deposits	181,569	644	1.42%	179,877	798	1.77%

Borrowings	63,827	624	3.91%	69,037	675	3.91%
Total Interest-Bearing Liabilities	245,396	1,268	2.07%	248,914	1,473	2.37%

Non-Interest Bearing Liabilities	15,400			11,864
Total Liabilities	260,796			260,778

Stockholders' Equity	57,997			65,163
Total Liabilities and Stockholders' Equity	$318,793			$325,941

Net Interest-Earning Assets	$65,768			$68,939

Net Interest Income; Average Interest Rate Spread		$2,429	2.68%		$2,554	2.70%

Net Interest Margin (2)			3.12%			3.21%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.80%			127.70%
_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$185,415	$8,211	5.90%	$167,740	$7,663	6.09%
Mortgage-backed Securities	68,641	2,482	4.82%	102,780	3,876	5.03%
Investment Securities	49,587	575	1.55%	39,465	637	2.15%
Other Interest-Earnings Assets	9,616	24	0.33%	9,498	31	0.44%
Total Interest-Earning Assets	313,259	11,292	4.81%	319,483	12,207	5.09%

Non-Interest Earning Assets	7,854			7,972
Total Assets	$321,113			$327,455

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$46,167	116	0.34%	$43,112	121	0.37%
Certificates of Deposit	135,287	1,932	1.90%	135,571	2,313	2.27%
Total Interest-Bearing Deposits	181,454	2,048	1.50%	178,683	2,434	1.82%

Borrowings	66,279	1,930	3.88%	67,968	1,998	3.92%
Total Interest-Bearing Liabilities	247,733	3,978	2.14%	246,651	4,432	2.40%

Non-Interest Bearing Liabilities	13,835			11,155
Total Liabilities	261,568			257,806

Stockholders' Equity	59,545			69,648
Total Liabilities and Stockholders' Equity	$321,113			$327,454

Net Interest-Earning Assets	$65,526			$72,832

Net Interest Income; Average Interest Rate Spread		$7,314	2.67%		$7,775	2.69%

Net Interest Margin (2)			3.11%			3.24%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.45%			129.53%
_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was $2.4 million during the third quarter of 2011, a decrease of $125,000 compared to the third quarter of 2010.  During the 2011 period, interest income was $3.7 million, a decrease of $330,000 compared to the 2010 period.  This decrease in interest income was due to a decrease in average interest-earning assets of $6.7 million between the respective quarterly periods, and a 32 basis point decrease in the average yield on our interest-earning assets.  The average yield on our interest-earning assets was 4.75% and 5.07%, respectively, for the three-month periods ended September 30, 2011 and 2010.  Interest income on loans receivable was $2.7 million during the third quarter of 2011, an increase of $97,000 compared to the third quarter of 2010.  The increase in interest income from loans was due primarily to a $14.2 million increase in the average balance of our loans receivable, the effect of which was partially reduced by a 25 basis point decrease in the average yield of our loan portfolio.  The average balance of our mortgage-backed securities decreased by $28.3 million during the third quarter of 2011 compared to the third quarter of 2010, contributing to a decrease in interest income on mortgage-backed securities of $407,000.  Interest income on investment securities during the third quarter of 2011 was $178,000 at an average yield of 1.54%, compared to $196,000 at an average yield of 2.06% during the third quarter of 2010.

During the nine months ended September 30, 2011, net interest income was $7.3 million, a decrease of $461,000 compared to the nine months ended September 30, 2010.  This decrease in interest income was due to a $6.2 million decrease in the average balance of our interest-earnings assets, and a 28 basis point decrease in the average yield on interest-earning assets.  Interest income on our loans receivable was $8.2 million and $7.7 million, respectively, for the nine month periods ended September 30, 2011 and 2010.  The average balance of our loans receivable increased by $17.7 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The benefit derived by this increase in the average balance of our loans was partially offset by a 19 basis point decrease in the average yield earned on our loans receivable.  Interest income on our mortgage backed securities decreased $1.4 million, to $2.5 million, during the nine months ended September 30, 2011 compared to the nine month period ended September 30, 2010.  During the first nine months of 2011, the average balance of our mortgage-backed securities decreased by $34.1 million compared to the first nine months of 2010.  This decrease in average balance is primarily due to accelerated repayments of principal on these securities resulting from increased refinancing activity.  The Company earned $575,000 on an average investment securities portfolio of $49.6 million during the first nine months of 2011 compared to $637,000 on an average investment securities portfolio of $39.5 million during the first nine months of 2010.

Interest Expense.  Total interest expense was $1.3 million, with our interest-bearing liabilities having an average cost of 2.07% during the third quarter of 2011, compared to $1.5 million and an average cost of 2.37% for the third quarter of 2010.  The average rate paid on interest-bearing deposits was 1.42% during the quarter ended September 30, 2011, a decrease of 35 basis points from the quarter ended September 30, 2010.  Interest expense on borrowings was $624,000 at an average cost of 3.91% during the third quarter of 2011, and $675,000 at an average cost of 3.91% during the third quarter of 2010.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.68% for the third quarter of 2011, compared to 2.70% for the third quarter of 2010.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.12% for the three month period ended September 30, 2011, a decrease of nine basis points from the three month period ended September 30, 2010.

Total interest expense for the first nine months of 2011 was $4.0 million, a decrease of $454,000 compared to the first nine months of 2010.  Average interest-bearing liabilities were $247.7 million during the nine month period ended September 30, 2011, compared to $246.7 million during the nine month period ended September 30, 2010.  The average cost of our interest-bearing liabilities was 2.14% for the nine months ended September 30, 2011, compared to 2.40% for the nine months ended September 30, 2010.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.67% for the first nine months of 2011, a decrease of two basis points compared to the first nine months of 2010.

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

The Company recorded provisions for loan losses of $89,000 and $82,000, respectively, for the quarterly periods ended September 30, 2011 and 2010.  Our allowance for loan losses was $1.8 million at September 30, 2011, or 246.39% of our non-performing loans at such date.

For the nine month periods ended September 30, 2011 and 2010 our provisions for loan losses were $59,000 and $241,000, respectively.  Total non-performing loans were $735,000 at September 30, 2011, a decrease of $173,000 compared to December 31, 2010.  Total non-performing assets were $1.3 million at September 30, 2011, compared to $2.6 million at December 31, 2010.  This reduction in non-performing assets was primarily due to the $173,000 decrease in non-performing loans and a $1.2 million reduction in OREO.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.92% and 0.98% at September 30, 2011 and December 31, 2010, respectively.

Non-interest Income.  Non-interest income for the third quarter of 2011 was $313,000, an increase of $33,000 from the third quarter of 2010.  Customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and broker fees earned on certain loan sales, were $99,000 during the third quarter of 2011, an increase of $12,000 from the 2010 period.  During the third quarter of 2011, we sold $9.4 million in residential mortgage loans which generated gains of $122,000 compared to gains of $55,000 on the sale of $5.6 million in residential mortgage loans during the third quarter of 2010.  The Company realized gains of $72,000 on the sale of available-for-sale securities during the third quarter of 2011, compared to gains of $119,000 during the corresponding 2010 period.  Other non-interest income was $20,000 and $19,000, respectively, for the three month periods ended September 30, 2011 and 2010.

For the nine month periods ended September 30, 2011 and 2010, total non-interest income was $756,000 and $622,000, respectively.  During the 2011 period, the Company recorded a $100,000 increase in its customer service fees, and a $162,000 increase in the gain on the sale of loans.  Gains on the sale of available-for-sale securities were $72,000 during the first nine months of 2011, and $204,000 during the first nine months of 2010.  Other non-interest income was $66,000 during the first nine months of 2011 and $62,000 during the first nine months of 2010.

Non-interest Expense. Non-interest expense was $1.9 million for the quarter ended September 30, 2011 and $1.8 million for the quarter ended September 30, 2010.  Salaries and employee benefits expense was $1.2 million during the third quarter of 2011, an increase of $38,000 compared to the third quarter of 2010.  Occupancy expenses were $280,000 and $276,000 for the respective quarters ended September 30, 2011 and 2010.  Our Louisiana bank shares tax was $43,000 and our FDIC deposits premium was $48,000 during the third quarter of 2011 compared to $53,000 and $44,000, respectively, during the third quarter of 2010.  The net cost associated with our OREO operations was $72,000 during the third quarter of 2011, a decrease of $42,000 compared to the third quarter of 2010.  Our OREO expenses included fair market write-downs of $65,000 in the 2011 period and $107,000 in the 2010 period.  Other non-interest expenses for the quarters ended September 30, 2011 and 2010 were $265,000 and $219,000, respectively.

Total non-interest expense for the nine months ended September 30, 2011 and 2010 was $5.6 million and $5.4 million, respectively.  Salaries and employee benefits expense was $3.5 million for the nine month period ended September 30, 2011 and $3.4 million for the nine month period ended September 30, 2010.  Occupancy expenses were $833,000 and $840,000 for the respective nine month periods ended September 30, 2011 and 2010.  The net cost of OREO operations during the first nine months of 2011 was $310,000, an increase of $127,000 compared to the first nine months of 2010.  Our OREO expense for the 2011 period was comprised of $280,000 in charge-offs and $30,000 in operating expenses.  Other non-interest expenses were $749,000 for the nine month ended September 30, 2011, an increase of $86,000 compared to the nine months ended September 30, 2010.  This increase in other year-to-date non-interest expense was due to increased costs associated with advertising, legal fees, and pre-foreclosure expenses.

Income Tax Expense. Income tax expense was $299,000 based on pre-tax income of $795,000 during the third quarter of 2011 compared to income tax expense of $317,000 on pre-tax income of $934,000 during the third quarter of 2010.

For the nine month period ended September 30, 2011, the Company recorded income tax expense of $848,000, a decrease of $97,000 from the nine month period ended September 30, 2010.  This decrease in income tax expense was primarily due to a decrease in pre-tax income of $370,000 between the respective nine month periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2011, our cash and cash equivalents amounted to $10.4 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $51.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2011, we had certificates of deposit maturing within the next 12 months amounting to $85.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At September 30, 2011, we had $61.7 million in total borrowings, including $35.7 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At September 30, 2011, the Company had $120.7 million in additional borrowings available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at September 30, 2011.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$133,969	$85,044	$33,067	$15,858	$-
FHLB Advances and Other Borrowings	61,708	10,282	34,558	12,848	4,020
Total Long-Term Debt	195,677	95,326	67,625	28,706	4,020

Operating Lease Obligations	$153	$34	$68	$51	$-

Total Contractual Obligations	$195,830	$95,360	$67,693	$28,757	$4,020

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

Item 4 – Controls and Procedures.

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)(2)

July 1 - July 31, 2011	-	-	-	2,500
August 1 - August 31, 2011	128,149	$15.75	128,149	46,233
September 1 - September 30, 2011	46,233	16.00	46,233	-
Total	174,382	$15.82	174,382
_______________
(1)
On February 23, 2011, the Company announced a twelfth  stock repurchase program to acquire up to 5%, or 180,797 shares of its outstanding common stock over a six-month period.  On May 2, 2011, the Company extended the duration of this program to November 2, 2011.  This program was completed on August 5, 2011.

(2)
On August 1, 2011, the Company announced a stock repurchase program to acquire up to 5%, or 171,882 shares of its outstanding common stock over a six-month period.    This program was completed on September 15, 2011.

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

LOUISIANA BANCORP, INC.
Date: November 14, 2011	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer