Form 10-K
period 2011-12-31
LOUISIANA BANCORP INC
filed 2012-03-28
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number: 001-33573

LOUISIANA BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	20-8715162
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:          (504) 834-1190

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES [  ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES [  ] NO [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     YES [x] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).     YES [x] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ] NO [x]

The aggregate market value of the 2,482,219 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $15.77 for the common stock on June 30, 2011, as reported by the Nasdaq Stock Market, was approximately $39.1 million.  Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 27, 2012: 3,235,622

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  The Bank currently operates out of its headquarters and two traditional bank branches located in the New Orleans, Louisiana metropolitan area.  A fourth location, which had been closed since 2005 when it was significantly damaged by Hurricane Katrina, was officially closed during the fourth quarter of 2011.  In January 2012, the Bank purchased a building and property located Covington, Louisiana, which will become our fourth banking office.  This facility was purchased from a regional commercial bank which had consolidated its existing locations in the area.  The Bank anticipates opening this new facility in the second quarter of 2012.  At December 31, 2011, the Bank had 62 full-time employees and two part-time employees. At December 31, 2011, 2010 and 2009, the Company had total assets of $313.1 million, $320.9 million, and $329.8 million, respectively.   Net interest income during these years was $9.8 million, $10.3 million and $10.6 million, respectively, and net income was $2.1 million, $2.6 million, and $2.5 million, respectively.

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

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area.  Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land.  Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area.  Our total real estate loan portfolio has grown from $95.4 million at December 31, 2007, to $196.6 million at December 31, 2011.  At December 31, 2011, our one-to four-family residential loans comprised 53.5% or $105.7 million of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 36.7% or $72.4 million of total loans. Home equity loans and lines of credit were $18.5 million, or 9.3% of the total loan portfolio at December 31, 2011.

Deposits with the Bank are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation.   The Bank is subject to examination and comprehensive regulation by the Office of Comptroller of the Currency and the FDIC.   The Company is a savings and loan holding company subject to examination and regulation by the Board of Governors of the Federal Reserve System.   The Bank is also a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks comprising the Federal Home Loan Bank System.   The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

Our headquarters office is located at 1600 Veterans Memorial Boulevard, Metairie, Louisiana, and our telephone number is (504) 834-1190.  We maintain a website at www.bankofneworleans.com, and we provide our customers with on-line banking and telephone banking services.

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish and neighboring Orleans Parish.  During 2012, management intends to open a full-service branch in St. Tammany Parish which is located north of Lake Pontchartrain.  Jefferson, Orleans and St. Tammany Parishes are the three largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”).  According to the 2010 U.S. Census, Jefferson and Orleans Parishes are ranked second and third, respectively, in total population within the state.  In the ten years between U.S. Census measurements, the population of Jefferson Parish has decreased 5.0% to 432,552, and the population of Orleans Parish has declined by 29.1% to 343,829.  The Orleans Parish market area was severely impacted by the devastation of Hurricane Katrina in August 2005.  Floodwaters covered 80% of Orleans Parish, and a significant portion of Jefferson Parish, causing property damage estimated by the National Weather Service to be excess of $125 billion.  The damage to housing and commercial real estate in our market area, in addition to the roads and public utilities, contributed to the dramatic decline in the population of the Orleans Parish market. Management and the Board of the Company remain optimistic that the city’s new political administration and $45 billion in federal investment will promote the city’s rebirth and repopulation during the next several years.

The local economy in southern Louisiana is reliant on a variety of sectors.  Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy.  The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy.  According to the U.S. Bureau of Labor Statistics, the trade, transportation and utilities sector represented 20.0% of the New Orleans MSA labor force at December 31, 2011, followed by government (15.4%), education and health services (15.0%) and leisure and hospitality (13.9%).   During the second quarter of 2010, the Deepwater Horizon drilling platform exploded creating the largest environmental disaster in the United States.  As a result of this accident, a drilling moratorium was enacted immediately following the spill, which has severely impacted the oil and gas producing sector of our economy, primary in the coastal portions of the state.  The long-term impact of the spill on our economy and coastal ecosystem will need to be evaluated over many years.

During 2011, an estimated $23.8 billion was budgeted for projects to improve drainage and levees, rebuild public housing, and construct a new Veterans Administration medical complex.  For 2012, the top ten construction projects have an aggregate budget of $7.9 billion and include improvements to our schools, roads and bridges, public housing and two public hospitals.

At December 31, 2011, the U.S. Bureau of Labor Statistics estimated that the seasonally adjusted unemployment rate for the nation was 8.5%, a decrease of 0.9% from December 31, 2010.  The unemployment rate for state of Louisiana and the New Orleans MSA were 7.0% and 7.1%, respectively, at December 31, 2011.  These rates indicate a year-over-year decrease in unemployment of 0.8% for the state, and 0.6% for the New Orleans MSA.

The average sales price of existing homes in the New Orleans MSA decreased by 3.83% during 2011 compared to an increase of 2.96% in 2010.  In Jefferson Parish, the average sales price of existing homes decreased from $184,286 to $179.598, or 2.54%, during 2011 compared to a decrease of 1.5% during 2010.  In Orleans and St. Tammany Parishes, the average sales price for existing homes in 2011 decreased by 5.79% and 3.82%, respectively.

During 2011, there were 15,521 foreclosure actions filed in the state compared to 15,753 foreclosure actions filed in 2010.  Foreclosure actions include default notices, auction sale notices, and bank repossessions.  In Orleans Parish there were 1,901 foreclosure filings in 2011 reflecting a decrease of 22.4% from 2010, and 2,901 filings in Jefferson Parish reflecting a decrease of 5.1% from 2010.  On the national level, there were 1.9 million foreclosure filings during 2011, a decrease of 34.3% percent from 2010.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  In the New Orleans MSA, as of June 30, 2011, there were 36 banks or savings institutions and numerous credit unions, which are competing for a share of the deposit market.  Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us.  Based on the most recent data available through the FDIC, the Bank’s $198.7 million in deposits at June 30, 2011 represented a deposit market share of 0.88% for the parishes of Jefferson and Orleans, and a 0.68% market share for the seven parish New Orleans MSA.  Of the 25 institutions operating in Jefferson and Orleans parishes as of June 30, 2011, we rank 15th in terms of deposit market share.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.  We believe that the presence of a local executive management team experienced with the challenges associated with the region’s rebuilding efforts provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General.  At December 31, 2011, our net loan portfolio totaled $195.6 million or 62.5% of total assets.  Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area.  In addition, the Bank originates home equity loans and lines of credit secured by residential real estate.  Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans.  We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real estate loans:
One- to four-family residential(1)	$105,718	53.5%	$98,635	54.5%	$85,726	53.4%	$51,547	45.4%	$46,437	46.8%
Home equity loans and lines	18,467	9.3	15,745	8.7	14,389	9.0	10,297	9.1	8,702	8.8
Multi-family residential	14,591	7.4	11,785	6.5	9,423	5.9	7,859	6.9	7,435	7.5
Commercial real estate	56,492	28.6	52,594	29.0	47,798	29.8	39,700	35.0	32,234	32.5
Land loans	1,299	0.7	951	0.5	1,213	0.8	1,095	1.0	546	0.5
Total real estate loans	196,567	99.5	179,710	99.2	158,549	98.9	110,498	97.4	95,354	96.1
Consumer and other loans:
Student loans	--	--	--	--	485	0.3	1,398	1.2	2,133	2.1
Loans secured by deposits	568	0.3	464	0.3	478	0.3	283	0.2	530	0.5
Other	452	0.2	900	0.5	835	0.5	1,368	1.2	1,260	1.3
Total consumer loans	1,020	0.5	1,364	0.8	1,798	1.1	3,049	2.6	3,923	3.9
Total loans	$197,587	100.0%	$181,074	100.0%	$160,347	100.0%	$113,547	100.0%	99,277	100.0%
Less:
Deferred loan fees	150		205		240		359		376
Allowance for loan losses	1,805		1,759		1,661		1,952		1,999
Net loans	$195,632		$179,110		$158,446		$111,236		$96,902
_____________________
(1)
For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages.  We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2011, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four- Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(In Thousands)
Amounts due after December 31, 2011 in:
One year or less	$1,168	$333	$338	$-
After one year through two years	994	487	2,307	854
After two years through three years	1,215	428	1,653	915
After three years through five years	1,323	1,152	1,281	5,754
After five years through ten years	17,996	11,732	3,149	27,080
After ten years through 15 years	39,614	3,354	5,863	21,889
After 15 years	43,408	981	-	-
Total	$105,718	$18,467	$14,591	$56,492

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2011 in:
One year or less	$116	$264	$2,219
After one year through two years	188	274	5,104
After two years through three years	190	238	4,639
After three years through five years	-	231	9,741
After five years through ten years	695	13	60,665
After ten years through 15 years	110	-	70,830
After 15 years	-	-	44,389
Total	$1,299	$1,020	$197,587

The following table shows the dollar amount of our loans at December 31, 2011 due after December 31, 2012 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rate	Total
Real Estate Loans:	(In Thousands)
One- to four-family residential	$78,078	$26,472	$104,550
Home equity loans & lines	5,921	12,213	18,134
Multi-family residential	10,905	3,348	14,253
Commercial real estate	54,190	2,302	56,492
Land loans	995	188	1,183
Consumer and other	708	48	756
Total	$150,797	$44,571	$195,368

Loan Originations.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  Single-family residential mortgage loan applications and consumer loan applications are taken primarily at our main office.  Applications for other loans typically are taken personally by our commercial loan officer or consumer loan officer, although they may be received by a branch office initially and then referred to our commercial loan officer or consumer loan officer.  All loan applications are processed and underwritten centrally at our main office.

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  Generally, we have purchased such loans without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2011 was a $773,000 participation interest in a $1.4 million loan secured by a single-family home in New Orleans.  At December 31, 2011, our total purchased interest in participation loans was $1.6 million, all of which were performing in accordance with their contractual terms at such date.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates.  We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $7.3 million at December 31, 2011.  At December 31, 2011, the Bank’s five largest borrowers, and their related entities, have loan balances of $3.6 million, $3.6 million, $3.2 million, $3.0 million and $2.9 million, respectively, and all of such loans were performing in accordance with their terms at such date.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$59,218	$58,990	$59,089
Home equity loans and lines	9,906	6,889	8,666
Multi-family residential	6,180	5,094	2,546
Commercial real estate	18,641	11,967	14,660
Land loans	370	190	304
Consumer and other	842	1,314	724
Total loan originations	95,157	84,444	85,989
Loans purchased(1)	-	-	-
Loans sold	(30,715)	(30,771)	(12,508)
Loan principal repayments	(47,771)	(32,596)	(25,108)
Total loans sold and principal repayments	(78,486)	(63,367)	(37,616)
Transfer to other real estate owned	(158)	(350)	(1,573)
Increase (decrease) due to other items, net(2)	9	(63)	410
Net increase in total loans	$16,522	$20,664	$47,210
________
(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At December 31, 2011, $105.7 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $7.1 million from December 31, 2010, and an increase of $59.3 from December 31, 2007.  Originations of one- to four-family loans were $59.2 million, $59.0 million, and $59.1 million, respectively, for the years ended December, 31, 2011, 2010 and 2009.  During this three year period, our single-family residential real estate loans as a percentage of total loans increased from 45.4% at December 31, 2008, to 53.5% at December 31, 2011.

Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae, and non-conforming “jumbo” loans, which have principal balances in excess of the Fannie Mae conforming loan limit of $417,000.  Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan.  Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years.  With the exception of those 30-year mortgage loans that are secondary market eligible and which we generally sell into the secondary market, we generally retain a substantial portion of the single-family residential mortgage loans that we originate.  During the current year, we have focused our origination efforts on increasing our production of adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually.  The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio.  We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal.  At December 31, 2011, $26.5 million, or 25.3%, of our one- to four-family residential loan portfolio maturing after December 31, 2012 consisted of ARM loans.  In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that “table funds” the loan at closing.

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

Home Equity Loans and Lines of Credit.  In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages.  At December 31, 2011, our total home equity loans and lines of credit were $18.5 million, an increase of $2.7 million from December 31, 2010.  Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years.  Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index.  In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures.  At December 31, 2011, the unused portion of our home equity lines of credit was $12.3 million.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2011, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $72.4 million or 36.7% of our total loan portfolio.  Our aggregate multi-family residential, commercial real estate and land loans increased by $7.1 million, from December 31, 2010 to December 31, 2011, and by $32.2 million from December 31, 2007 to December 31, 2011.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area.  At December 31, 2011, our multi-family residential real estate loans were $14.6 million or 7.4% of our total loan portfolio, and consist primarily of loans secured by properties with 20 or fewer rental units.  The average outstanding balance of our multi-family residential loans was $310,000, with our largest multi-family residential loan having a balance of $2.1 million at December 31, 2011.   Our commercial real estate loans comprised 28.6% of our total loan portfolio, and had an aggregate balance of $56.5 million at December 31, 2011.  The five largest commercial real estate loans outstanding at year end 2011 were $2.9 million, $2.7 million, $2.5 million, $2.3 million and $2.1 million, and all of such loans were performing in accordance with all their terms at such date.

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

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  At December 31, 2011 and 2010, the Bank did not have any outstanding construction loans.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions.  Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount.  We have attempted to minimize these risks by generally concentrating on loans in our market area to borrowers who have established reputations and/or with whom we have established relationships.

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer and other loans amounted to $1.0 million or 0.5% of our total loan portfolio at December 31, 2011.  Our consumer loans include loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit.  Our non-mortgage commercial loans and lines of credit at December 31, 2011 amounted to $142,000.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  During 2011 and 2010, we had no charge-offs related to consumer loans.

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

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment.  As of December 31, 2011 and 2010, our recorded investment in impaired loans was $1.1 million and $908,000, respectively.

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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At December 31, 2011 and 2010, our recorded investment in assets classified as “substandard” was $756,000 and $475,000 respectively.  There were no loss allowances specifically allocated to any such substandard loans at December 31, 2011 or at December 31, 2010.  At December 31, 2011, we had no assets classified as “special mention” compared to $130,000 in assets designated as “special mention” at December 31, 2010.

Delinquent Loans.  At December 31, 2011, we had $588,000 in loans delinquent 30 to 89 days, compared to $282,000 at December 31, 2010.  Our loans delinquent 30 to 89 days as of December 31, 2011 were composed of two single family residential mortgage loans totaling $463,000, and six home equity loans or lines of credit totaling $125,000.

The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2011				December 31, 2010
	30-89 Days Overdue		90 or More Days Overdue and Still Accruing		30-89 Days Overdue		90 or More Days Overdue and Still Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate Loans:	(Dollars in Thousands)
One- to four-family residential	2	$463	--	$--	5	$94	--	$--
Home equity loans and lines	6	125			9	188
Multi-family residential	-	-	--	--	-	-	--	--
Commercial real estate	-	-			-	-
Land	-	-			-	-
Consumer and other	-	-	--	--	-	-	--	--
Total delinquent loans	8	$588	--	$--	14	$282	--	$--
Delinquent loans to total net loans		0.30%		--%		0.16%		--%
Delinquent loans to total loans		0.30%		--%		0.16%		--%

Non-Performing Loans and Real Estate Owned.  Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.  At December 31, 2011, our non-performing loans totaled $1.1 million, an increase of $166,000 from December 31, 2010.  The largest components of our non-performing loans at December 31, 2011 were 20 home equity loans or lines of credit totaling $569,000 and a $330,000 loan secured by a restaurant in Baton Rouge, Louisiana.

For the years ended December 31, 2011 and 2010, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $65,000 and $34,000, respectively.

Real estate owned decreased by $1.2 million to $532,000, during the year ended December 31, 2011.  This reduction was primarily attributed to the sale of a multi-family residential property and the sale of a single-family residential property with December 31, 2010 carrying values of $350,000 and $900,000, respectively.  During 2011, the Bank recorded write-downs on these properties of $215,000. At December 31, 2011, real estate owned was comprised of a single-family residential property with a fair value of $150,000, and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $382,000.  During 2011, the Bank reduced its fair value estimate with respect to its participation interest in this property by $64,000 based on a revised appraisal of the site.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. The Bank had no troubled debt restructurings as of any of the dates indicated below.

	December 31,
	2011	2010	2009	2008	2007

Non-accruing loans:	(Dollars in Thousands)
Real Estate loans:
One- to four-family residential	$110	$123	$36	$52	$46
Home equity loans and lines	569	682	378	389	353
Multi-family residential	--	--	515	--	--
Commercial real estate	330	--	--	--	299
Land loans	--	34	--	--	--
Consumer and other	65	69	74	79	144
Total non-accruing loans	1,074	908	1,003	520	842
Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	--	--	--	--	--
Home equity loans and lines	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Land loans	--	--	--	--	--
Consumer and other	--	--	--	--	--
Total accruing loans 90 days or more past due	--	--	--	--	--
Total non-performing loans(1)	1,074	908	1,003	520	842
Real estate owned, net	532	1,696	1,573	--	--
Total non-performing assets	$1,606	$2,604	$2,576	$520	$842
Total non-performing loans as a percentage of loans, net	0.55%	0.51%	0.63%	0.47%	0.87%
Total non-performing loans as a percentage of total assets	0.34%	0.28%	0.30%	0.16%	0.31%
Total non-performing assets as a percentage of total assets	0.51%	0.81%	0.78%	0.16%	0.31%
_________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

The Bank recorded charge-offs of $8,000 during 2011 compared to $174,000 during 2010.  Our charge-offs during 2011 were primarily attributed to small single-family residential loans.  During 2010, the Bank recorded a $171,000 charge-off on a $515,000 multi-family residential loan that was transferred to real estate owned at the end of 2010.  The property was subsequently sold during the first quarter of 2011 at a sales price equal to our carrying value.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007

	(Dollars in Thousands)
Total loans outstanding at end of period	$197,587	$181,074	$160,347	$113,547	$99,277

Allowance for loan losses, beginning of period	1,759	1,661	1,952	1,999	2,292
Provision (recovery) for loan losses	53	269	337	(43)	(268)
Charge-offs:
Real Estate loans:
One- to four-family residential	2	--	31	--	38
Home equity loans and lines	6	3	191	2	4
Multi-family residential	--	171	--	--	--
Commercial real estate	--	--	396	--	--
Land loans	--	--	--	--	--
Consumer and other	--	--	10	2	--
Total charge-offs	8	174	628	4	42
Recoveries on loans previously charged off	1	3	--	--	17
Allowance for loan losses, end of period	$1,805	$1,759	$1,661	$1,952	$1,999
Allowance for loan losses as a percent of non-performing loans	168.06%	193.72%	165.60%	375.38%	237.41%
Allowance for loan losses as a percent of total loans	0.91%	0.98%	1.04%	1.72%	2.01%
Ratio of net charge-offs during the period to average loans outstanding during the period	--%	0.10%	0.47%	--%	--%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)

Real estate loans:
One-to four-family residential	$889	53.50%	$858	54.50%	$726	53.40%	$91	45.40%	$106	46.80%
Home equity loans and lines	207	9.3	270	8.7	273	9	210	9.1	238	8.8
Multi-family residential	148	7.4	100	6.5	167	5.9	2	6.9	1	7.5
Commercial real estate	485	28.6	442	29	397	29.8	49	35	57	32.5
Land loans	2	0.7	9	0.5	10	0.8	2	1	1	0.5
Consumer and other	74	0.5	80	0.8	88	1.1	98	2.6	96	3.9
Unallocated	--	--	--	--	--	--	1,500	--	1,500	--
Total	$1,805	100.00%	$1,759	100.00%	$1,661	100.00%	$1,952	100.00%	$1,999	100.00%

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

At December 31, 2011, our investment and mortgage-backed securities amounted to $82.3 million in the aggregate or 26.3% of total assets at such date.  The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $69.9 million or 84.9% of the securities portfolio at December 31, 2011.  The second largest component of our securities portfolio at December 31, 2011 was U.S. government and agency securities which amounted to $12.2 million or 14.8% of the securities portfolio. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates.  In addition, we invest in municipal securities, corporate debt obligations and other securities.

At December 31, 2011, we had gross unrealized gains of $970,000 and $3.5 million, respectively, on our available-for-sale and held-to-maturity securities. There were no gross unrealized losses on either our available-for-sale securities or held-to-maturity securities as of December 31, 2011.

 Pursuant to FASB ASC 320-10, our securities are classified as available for sale (“AFS”), held to maturity (“HTM), or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2011, we had $22.8 million of securities classified as available for sale, $59.6 million of securities classified as held to maturity and no securities classified as trading account.  During the year ended December 31, 2011, we sold an aggregate of $1.2 million of available-for-sale securities at a gain of $72,000.  No securities classified as held-to-maturity were sold during the year.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies.  At December 31, 2011, $2.0 million of our mortgage-backed securities were CMOs.  At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

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

The FHLMC is a public corporation chartered by the U.S. Government.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year.  The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans.  Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.  To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities.  The cash flow associated with the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$9,648	$10,356	$14,505	$15,383	$25,864	$27,079
U.S. government and agency obligations	11,949	12,211	46,924	47,106	35,267	35,445
Equity Securities	183	183	--	--	--	--
Total Securities AFS	21,780	22,750	61,429	62,489	61,131	62,524
Securities Held to Maturity:
Mortgage-backed securities	59,581	63,067	62,185	65,985	90,194	94,430
U.S. government and agency obligations	--	--	--	--	3,000	2,985
Municipal obligations	--	--	1,354	1,370	1,352	1,384
Total Securities HTM	59,581	63,067	63,539	67,355	94,546	98,799
Total Mortgage-Backed and Investment Securities	$81,361	$85,817	$124,968	$129,844	$155,677	$161,323

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2011 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
Available-for-Sale:
Mortgage-backed securities	$160	$2,232	$5,113	$2,851	$10,356
U.S. government and agency obligations	--	12,211	--	--	12,211
Municipal obligations	--	--	--	--	--
Total	$160	$14,443	$5,113	$2,851	$22,567
Weighted Average Yield	5.00%	2.26%	5.18%	5.00%	3.29%
Equity Securities					183
Total					$22,750
Held to Maturity:
Mortgage-backed securities	$--	$524	$14,184	$44,873	$59,581
U.S. government and agency obligations	--	--	--	--	--
Municipal obligations	--	--	--	--	--
Total	$--	$524	$14,184	$44,873	$59,581
Weighted Average Yield	--%	4.36%	5.08%	4.02%	4.27%
Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$160	$2,756	$19,297	$47,724	$69,937
U.S. government and agency obligations	--	12,211	--	--	12,211
Municipal obligations	--	--	--	--	--
Total	$160	$14,967	$19,297	$47,724	$82,148
Weighted Average Yield	5.00%	2.33%	5.11%	4.08%	4.00%
Equity Securities					183
Total					$82,331

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2011	2010	2009
	(In Thousands)
Fixed-rate:
Available for sale	$10,356	$15,383	$27,079
Held to maturity	50,953	50,665	74,446
Total fixed-rate	61,309	66,048	101,525
Adjustable-rate:
Available for sale	--	--	--
Held to maturity	8,628	11,520	15,748
Total adjustable-rate	8,628	11,520	15,748
Total mortgage-backed securities	$69,937	$77,568	$117,273

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2011 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2011 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$160	5.00%	$2,232	4.68%	$5,113	5.18%	$2,851	5.00%
Held to maturity	--	0.00%	485	4.50%	14,056	5.10%	36,412	4.13%
Total fixed-rate	160	5.00%	2,717	4.65%	19,169	5.12%	39,263	4.19%
Adjustable-rate:
Available for sale	--		--		--	--	--
Held to maturity	--		39	2.61%	128	2.54%	8,461	3.56%
Total adjustable-rate	--		39	2.61%	128	2.54%	8,461	3.56%
Total	$160	5.00%	$2,756	4.62%	$19,297	5.11%	$47,724	4.08%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At December 31, 2011, 30.8% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”.  Total certificates of deposit were $134.5 million at December 31, 2011 compared to $134.8 million at December 31, 2010.

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

We do not actively solicit certificate accounts of $100,000 or more, known as “jumbo CDs,” or use brokers to obtain deposits.  At December 31, 2011, our jumbo CDs amounted to $57.4 million, of which $40.8 million are scheduled to mature within twelve months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$64,299	33.1%	$32,253	17.1%	$1,111	0.6%
1.00% - 1.99%	20,660	10.6	44,120	23.4	55,776	29.6
2.00% - 2.99%	17,878	9.2	16,678	8.8	32,870	17.4
3.00% - 3.99%	23,784	12.3	30,293	16.1	28,363	15.0
4.00% - 4.99%	7,833	4.0	11,482	6.1	17,273	9.2
5.00% - 5.99%	--	--	8	--	222	0.1
Total certificate accounts	134,454	69.2	134,834	71.5	135,615	71.9

Savings accounts	21,621	11.1	19,368	10.3	18,328	9.7
Checking:
Interest bearing	21,064	10.9	19,319	10.3	19,789	10.5
Non-interest bearing	9,764	5.0	8,130	4.3	7,893	4.2
Money market	7,423	3.8	6,711	3.6	6,997	3.7
Total savings and transaction accounts	59,872	30.8	53,528	28.5	53,007	28.1
Total deposits	$194,326	100.00%	$188,362	100.00%	$188,622	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Accounts	$20,618	$82	0.40%	$18,496	$92	0.50%	$18,513	$93	0.50%
Checking	18,998	27	0.14	18,344	34	0.19	19,417	53	0.27
Money market	7,018	31	0.44	6,560	36	0.55	5,512	31	0.56
Certificates of deposit	135,030	2,506	1.86	135,599	3,032	2.24	125,862	3,537	2.81
Total interest-bearing Deposits	$181,664	$2,646	1.46%	$178,999	$3,194	1.78%	$169,304	$3,714	2.19%
The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Beginning balance	$188,362	$188,622	$160,589
Net increase (decrease) before interest credited	3,896	(2,881)	25,092
Interest credited	2,068	2,621	2,941
Net increase (decrease) in deposits	5,964	(260)	28,033
Ending balance	$194,326	$188,362	$188,622

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2011.

	Balance at December 31, 2011 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
	(In Thousands)
Less than 1.00%	$61,152	$2,814	$333	$--	$64,299
1.00% - 1.99%	11,974	5,484	2,796	406	20,660
2.00% - 2.99%	5,055	2,973	45	9,805	17,878
3.00% - 3.99%	234	2,757	15,058	5,735	23,784
4.00% - 4.99%	7,298	534	--	1	7,833
5.00% - 5.99%	--	--	--	--	--
Total certificate accounts	$85,713	$14,562	$18,232	$15,947	$134,454

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2011 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2012	$25,939	0.78%
June 30, 2012	6,990	0.58
September 30, 2012	6,109	2.37
December 31, 2012	1,790	0.94
After December 31, 2012	16,607	2.53
Total certificates of deposit with balances of $100,000 or more	$57,435	1.44%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At December 31, 2011, we had $31.1 million in outstanding FHLB advances and $121.7 million of additional FHLB advances available.  At such date, $8.9 million of our FHLB advances mature within one year.  In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding.  These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to five years.  These borrowings are secured by the pledge of US Government or US Agency debt instruments.  At December 31, 2011, the Bank had other borrowings of $26.0 million.  Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank.  At December 31, 2011, we had no borrowings from the Federal Reserve Bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$64,230	$68,057	$65,061
Maximum amount outstanding at any month-end during the period	69,330	69,300	70,049
Balance outstanding at end of period	57,113	68,248	63,810
Average interest rate during the period	3.85%	3.89%	3.94%
Weighted average interest rate at end of period	3.84%	3.88%	3.85%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2011, we had 62 full-time and 2 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Louisiana Bancorp and Bank of New Orleans.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Louisiana Bancorp is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).  Bank of New Orleans is a federally chartered savings bank subject to federal regulation and oversight by the Office of the Comptroller of the Currency (the “OCC”) extending to all aspects of its operations.  Bank of New Orleans also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Bank of New Orleans to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federally chartered savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Until recently, Louisiana Bancorp and Bank of New Orleans were regulated by the Office of Thrift Supervision (“OTS”).  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to Bank of New Orleans were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to Louisiana Bancorp were transferred to the Federal Reserve Board.  See “-Recently Enacted Regulatory Reform,” below.

Federal law provides the federal banking regulators, including the OCC, the FRB and Federal Deposit Insurance Corporation, with substantial enforcement powers.  The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Any change in such regulations, whether by the Federal Deposit Insurance Corporation, OCC or Congress, could have a material adverse impact on Louisiana Bancorp and Bank of New Orleans and their operations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations, such as the Bank, from the OTS to the OCC effective July 21, 2011.  Savings and loan holding companies, such as the Company, are now regulated by the Federal Reserve Board. The law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prior prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board on July 21, 2011.

•
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.  However, the FRB has not yet issued regulations that address the levels of these capital requirements or when they will apply to the Company.

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

•
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges, which include the Nasdaq, are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

Regulation of Louisiana Bancorp, Inc.

Holding Company Acquisitions.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Louisiana Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below.  Bank of New Orleans is required to notify the FRB 30 days before declaring any dividend to the Company.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Bank of New Orleans

General.  Bank of New Orleans is a federally chartered stock savings bank subject to examination and regulation by the OCC which has extensive authority over the operations of federally-chartered savings institutions.  As part of this authority, Bank of New Orleans is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the Federal Deposit Insurance Corporation.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation.

Insurance of Accounts.  The deposits of Bank of New Orleans are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

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

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt, with less risky institutions paying lower assessments.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  The FICO assessment rate for the fourth quarter of 2011 was 0.00165% of insured deposits and is adjusted quarterly.  These assessments will continue until the FICO bonds mature in 2019.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  Under the prepaid assessment rule, we made a payment of $646,000 to the FDIC on December 30, 2009.  As of December 31, 2011, there was $305,000 remaining of this prepaid assessment, which will be expensed in future periods.

Regulatory Capital Requirements.  Federally insured savings associations are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets;

•
an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations, effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Bank of New Orleans had no intangible assets at December 31, 2011.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of New Orleans’ regulatory capital.

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

At December 31, 2011, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 15.0%, 15.0% and 30.4%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the Federal Deposit Insurance Corporation.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. In addition to the regulatory capital requirements for OCC-regulated savings associations discussed above, each federal banking agency has implemented a system of prompt corrective action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations of the OCC.

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

At December 31, 2011, Bank of New Orleans was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2011.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$48,300	30.38%	$12,720	8.00%	$15,900	10.00%	$32,400	20.38%
Tier 1 risk-based capital	46,623	29.32	6,360	4.00	9,540	6.00	37,083	23.32
Tier 1 leverage Capital	46,684	15.00	9,336	3.00	15,560	5.00	37,348	10.00

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the QTL test under the Home Owners’ Loan Act (“HOLA”).

Currently, the QTL test under HOLA requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.  To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted.  In addition, it must discontinue any non-permissible business, although the FRB may grant a grace period up to three years for good cause.  Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test also is prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.  At December 31, 2011, Bank of New Orleans met the QTL test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings institution.  In a holding company context, the parent holding company of a savings institution (such as Louisiana Bancorp) and any companies which are controlled by such parent holding company are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, a savings institution is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

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

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities.  Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  Bank of New Orleans has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At December 31, 2011, Bank of New Orleans had $31.1 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At December 31, 2011, Bank of New Orleans had $1.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2011, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General.  Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2007 have been closed for purposes of examination by the Internal Revenue Service.  As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2011, the total federal pre-1988 reserve was approximately $1.3 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2011, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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
(b)	80% of our taxable stockholders’ equity, minus
(c)	80% of our taxable stockholders’ equity, minus

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year 2011, the Company’s Louisiana Shares Tax expense was $230,000.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate and construction lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans.  In addition, we periodically originate loans for the construction of residential and commercial use properties, although at December 31, 2011 and 2010 there were no construction loans in our loan portfolio.  Commercial real estate, multi-family residential and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  As of December 31, 2011, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $21.0 million, or 29.1% of total commercial real estate, multi-family residential and land loans and 10.6% of our total loan portfolio at such date.  In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans.  Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions.  If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts.  During 2009, we had a $1.0 million participation interest in a $170.0 million construction loan for a mixed-use development located in Baton Rouge, Louisiana that was deemed to be an “in substance” foreclosure and transferred to other real estate owned.  At the time of transfer the Bank recorded a $396,000 charge-off against its recorded investment in the asset.  During 2010 and 2011, the Bank charged-off its investment in this property by an additional $107,000 and $64,000, respectively, following the receipt of Shared National Credit reviews of the project.  This project was the Bank’s only asset covered by the Shared National Credit review program.

The loss of our Executive Officers could hurt our operations.

We rely heavily on our executive officers.  The loss of any of these executive officers could have an adverse effect on us.  Mr. LeBon is central to virtually all aspects of our business operations and management.  Mr. LeBlanc is critical to our financial reporting function, and he also works closely with Mr. LeBon on virtually all other aspects of our operations.  Ms. Callia is critical to our loan origination function.  In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of any of our executive officers.  However, we have entered into employment agreements with Messrs. LeBon and LeBlanc and Ms. Callia.  We do not maintain key man life insurance on any of our executive officers.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Our net interest spread was 2.69% for the year ended December 31, 2011 compared to 2.70% for the year ended December 31, 2010.  Changes in interest rates can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings

The economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended December 31, 2009, was $126,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

We are subject to extensive regulation, supervision and examination by the OCC, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Historically low interest rates may adversely affect our net interest income and profitability

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral.  If proposals such as these, or other proposals limiting the Bank’s rights as creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities or increased expense in pursuing our remedies as a creditor.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital as standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients.  Our interest expense will increase and our net interest margin will decrease if we determine that, due to competitive pressures in the marketplace or otherwise, we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected, perhaps materially.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

As of December 31, 2011, we conducted business from our main office and two full-service banking offices.  Our fourth banking office, located on Robert E. Lee Boulevard in New Orleans, was permanently closed during 2011 due to flood damage incurred during Hurricane Katrina, and the slow recovery of the commercial properties adjacent to this office.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2011.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
Main Office:			(Dollars In Thousands)

1600 Veterans Boulevard Metairie, Louisiana 70005	Owned	n/a	$1,220	$126,270	(1)

Branch Offices:

4401 Transcontinental Drive Metairie, Louisiana 70006	Owned(2)	3/31/2016	167	41,491

5435 Magazine Street New Orleans, Louisiana 70115	Owned	n/a	207	26,565

Total			$1,594	$194,326

(1)	All IRA deposits are assigned to the Main office.

(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.

In January 2012, the Bank purchased a branch location in Covington, Louisiana from a regional commercial bank.  This acquisition included the real estate, improvements and fixed assets, but did not involve a purchase of loans or assumption of any deposits.  The Bank anticipates opening this new branch location for business in the second quarter of 2012.

Item 3.  Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Bank of New Orleans.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”.  The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007.  As of the close of business on December 31, 2011, there were 3,257,130 shares of common stock outstanding, held by approximately 248 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2011	$16.38	14.75	$--
September 30, 2011	16.66	15.26	--
June 30, 2011	16.50	15.00	--
March 31, 2011	15.00	14.50	--
December 31, 2010	14.65	14.01	--
September 30, 2010	14.95	14.07	--
June 30, 2010	15.25	14.07	--
March 31, 2010	15.50	14.50	--

The Company did not sell any of its equity securities during 2011 that were not registered under the Securities Act of 1933.  For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b)           Not applicable.

(c)           The Company’s repurchases of its common stock made during the quarter ended December 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 – October 31, 2011	--	$--	--	163,163
November 1, 2011 – November 30, 2011	2,500	15.95	2,500	160,633
December 1, 2011 – December 31, 2011	3,638	15.84	3,638	157,025
Total	6,138	$15.89	6,138

Notes to table above:

(1)	On October 28, 2011, the Company announced a stock repurchase program to acquire 5%, or 163,163 shares of its common stock over a six month period.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$313,128	$320,875	$329,779	$327,449	$270,944
Cash and cash equivalents	27,589	6,610	4,735	4,974	11,648
Investment securities:
Available-for-sale	12,211	47,106	35,445	25,932	40,468
Held-to-maturity	--	1,354	4,352	6,107	6,950
Mortgage-backed securities:
Available-for-sale	10,356	15,383	27,079	54,159	32,168
Held-to-maturity	59,581	62,185	90,194	117,322	74,693
Loans receivable, net	195,632	179,110	158,446	111,236	96,902
Deposits	194,326	188,362	188,622	160,589	143,629
Borrowings	57,113	68,248	63,810	76,660	34,416
Shareholders’ equity	57,520	60,278	73,348	85,727	89,870
Banking offices(1)	3	4	4	5	4

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$14,902	$16,140	$16,832	$15,837	$13,423
Total interest expense	5,138	5,864	6,277	5,963	5,556
Net interest income	9,764	10,276	10,555	9,874	7,867
Provision (recovery) for loan losses	53	269	337	(43)	(268)
Net interest income after provision (recovery) for loan losses	9,711	10,007	10,218	9,917	8,135
Total non-interest income	1,087	990	836	526	501
Total non-interest expense	7,525	7,272	7,090	6,402	4,867
Income before income taxes	3,273	3,725	3,964	4,041	3,769
Income taxes	1,156	1,167	1,430	1,297	1,128
Net income	$2,117	$2,558	$2,534	$2,744	$2,641
Earnings per share (basic) (2)	$0.73	$0.71	$0.54	$0.49	$0.94
Earnings per share (diluted) (2)	$0.70	$0.69	$0.54	$0.49	$0.94

Selected Operating Ratios(3):
Average yield on interest-earning assets	4.78%	5.07%	5.30%	5.53%	5.69%
Average rate on interest-bearing liabilities	2.09	2.37	2.68	3.04	3.12
Average interest rate spread(4)	2.69	2.70	2.62	2.50	2.56
Net interest margin(4)	3.14	3.23	3.32	3.43	3.33
Average interest-earning assets to average interest-bearing liabilities	126.66	128.83	135.63	145.81	132.71
Net interest income after provision for loan losses to non-interest expense	129.05	137.61	144.12	154.90	167.84
Total non-interest expense to average assets	2.36	2.23	2.18	2.19	2.00
Efficiency ratio(5)	69.35	64.55	62.24	61.56	58.06
Return on average assets	0.66	0.78	0.78	0.94	1.09
Return on average equity	3.59	3.78	3.16	3.09	4.65
Average equity to average assets	18.48%	20.72%	24.71%	30.27%	23.40%

(Footnotes on next page)

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.54%	0.51%	0.63%	0.47%	0.87%
Non-performing assets as a percent of total assets(7)	0.51	0.81	0.78	0.16	0.31
Non-performing assets and troubled debt restructurings as a percent of total assets(7)	0.51	0.81	0.78	0.16	0.31
Allowance for loan losses as a percent of non-performing loans	168.06	193.72	165.60	375.38	237.41
Allowance for loan losses as a percent of total loans	0.91	0.98	1.04	1.72	2.01
Net charge-offs to average loans receivable	--	0.10	0.47	--	--

Capital Ratios(6):
Tier 1 leverage ratio	15.00	16.02	18.20	18.35	23.52
Tier 1 risk-based capital ratio	29.32	33.68	40.55	47.99	57.72
Total risk-based capital ratio	30.38%	34.70%	41.47%	49.24%	58.97%

__________________
(1)
Our branch on Robert E. Lee Boulevard in New Orleans was temporarily closed from August 29, 2005 (Hurricane Katrina) through September 2011.  During September 2011, the Bank reached an agreement with the lessor of the property to terminate the lease and the office was permanently closed.

(2)	Earnings per share data for 2007 reflects a partial year period.
(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana.  We currently operate three banking offices in Jefferson and Orleans Parishes.  Our fourth banking office was temporarily closed from August 2005 through September 2011, at which time management negotiated a termination of its lease.  In January of 2012, the Bank purchased a bank branch in St. Tammany Parish from a regional commercial bank.  This purchase consisted of the property, improvements, and fixed assets, but did not include any deposits or loans.  The Bank expects to open this office in the second quarter of 2012.  Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities.  At December 31, 2011, we had total assets of $313.1 million, including $195.6 million in net loans and $82.3 million of mortgage-backed and other investment securities, total deposits of $194.3 million and shareholders’ equity of $57.5 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income.  During 2011, 2010 and 2009, our originations of single-family residential mortgage loans totaled $59.2 million, $59.0 million, and $59.1 million, respectively. Our originations in the past three years have been reliant upon refinancing activity associated with low mortgage rates, and the continued repopulation of our market area following Hurricane Katrina.

In order to serve the financial needs of our business community, the Bank offers mortgage products secured by multi-family residential properties, commercial real estate and land.  In the aggregate, our originations of these types of loans were $25.2 million, $17.3 million, and $17.5 million, respectively, for the periods ended December 31, 2011, 2010 and 2009.  Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2011, we had eight loans with an aggregate principal balance of $588,000 that were 30 to 89 days delinquent, compared to 14 loans with an aggregate principal balance of $282,000 at December 31, 2010.  We anticipate that the current economic recession may lead to additional job losses in our market area in the next twelve months, and will likely create additional delinquencies.  Our non-performing loans were $1.1 million, $908,000 and $1.0 million, respectively, at December 31, 2011, 2010 and 2009.  Total real estate owned was $532,000, $1.7 million and $1.6 million, respectively, at December 31, 2011, 2010 and 2009.  At December 31, 2011, real estate owned was comprised of a single family residence with a fair value of $150,000 and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $382,000.  Total non-performing assets were $1.6 million, $2.6 million and $2.6 million, respectively, at December 31, 2011, 2010 and 2009.

Our total mortgage-backed securities and investment securities portfolio was $82.3 million or 26.3% of our total assets at December 31, 2011.  These securities are comprised of US agency issued obligations and do not include “private label” securities.  Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral.  The market value of our securities may decline in the future due to an increase in the level of interest rates.  However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected.  We do not purchase securities for speculative or trading purposes.

Our total deposits were $194.3 million and $188.4 million at December 31, 2011 and 2010, respectively.  Management anticipates that the FDIC’s permanent increase in their maximum deposit insurance coverage to $250,000, and our efforts to grow corresponding deposits relationships with our new loan customers, will lead to future growth in our deposit base.

Our total equity capital at December 31, 2011 was $57.5 million.  Our average equity to average assets ratio was 18.5% for the year ended December 31, 2011.  The Bank’s capital ratios exceed all regulatory guidelines, and the Bank was deemed to be “well-capitalized” as of December 31, 2011.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  We expect that our non-interest expenses will increase as we continue to grow and expand our operations. In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form.  For the years ended December 31, 2011, 2010 and 2009, the cost of our Employee Stock Ownership Plan was $392,000, $371,000, and $343,000, respectively.  Compensation expense related to our stock option plan and recognition and retention awards were $765,000, $741,000 and $751,000, during 2011, 2010 and 2009, respectively.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

•
Expanding our Market Area.  We intend to pursue opportunities to expand our market area by opening additional banking offices, including loan production offices.  We may consider acquisitions of other financial institutions (although we have no current plans, understandings or agreements with respect to any specific acquisitions).  We expect to focus our expansion efforts on certain areas within Jefferson and Orleans Parishes, as well as markets on the north shore of Lake Pontchartrain.  In January of 2012, the Bank purchased a former branch office of a regional commercial bank in St. Tammany Parish.  The acquisition price did not include customer deposits or loans.  The Bank anticipates opening this facility in the second quarter of 2012.

•
Maintaining Asset Quality.  Despite the negative effects of Hurricane Katrina, and more recently, the national recession, we remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses.  Our ratio of non-performing assets to total assets was 0.51% at December 31, 2011 and 0.81% at December 31, 2010.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the OCC, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a positive 0.96% at December 31, 2011.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$27,566	$9,739	$19,297	$63,510	$43,766	$33,669	$197,547
Investment securities	5,994	(6)	(10)	5,971	--	262	12,211
Mortgage-backed securities	6,279	7,725	12,622	21,298	9,795	11,317	69,036
Other interest-earning assets	27,167	550	--	--	--	--	27,717
Total interest-earning assets	67,006	18,008	31,909	90,779	53,561	45,248	306,511
Interest-bearing liabilities:
Passbook accounts	$--	$--	$38	$--	$--	$21,583	$21,621
Checking accounts	969	--	--	--	--	20,095	21,064
Money market accounts	7,423	--	--	--	--	--	7,423
Certificate accounts	44,074	18,260	23,472	32,701	15,947	--	134,,454
Borrowings	445	508	18,730	21,979	12,897	7,076	61,635
Total interest-bearing Liabilities	52,911	18,768	42,240	54,680	28,844	48,754	246,197

Interest-earning assets less interest-bearing liabilities	$14,095	$(760)	$(10,331)	$36,099	$24,717	$(3,506)	$60,314

Cumulative interest-rate sensitivity gap(3)	$14,095	$13,335	$3,004	$39,103	$63,820	$60,314

Cumulative interest-rate gap as a percentage of total assets at December 31, 2011	4.52%	4.28%	0.96%	12.54%	20.47%	19.34%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2011	126.64%	118.60%	102.64%	123.19%	132.32%	124.50%
__________________
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

Net Portfolio Value and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis.  In addition to our internal NPV calculation, the Office of Thrift Supervision (“OTS”) prepares a quarterly calculation based on certain repricing and prepayments assumptions that may differ from our internal expectations.  Therefore, the results of the OTS NPV calculation, and our internal calculation, may differ with respect to the magnitude of the change in NPV for a given interest rate scenario.  Commencing January 2012, the OTS will no longer provide institutions with its calculations relating to interest rate risk.  The following table sets forth the NPV as of December 31, 2011, as calculated by the OTS model, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in Thousands)
300bp	$48,454	$(9,851)	(17)%	15.52%	(2.17)%
200	53,609	(4,696)	(8)	16.78	(0.90)
100	56,266	(2,039)	(3)	17.32	(0.36)
Static	58,305	--	--	17.69	--
(100)	59,183	878	2	17.82	0.13

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the results of our NII model as of December 31, 2011.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)

200bp	$8,987	$(29)	(0.33)%
Static	9,016	--	--
(100)	8,950	(66)	(0.74)

The above table indicates that as of December 31, 2011, in the event of an immediate and sustained 200 basis point increases in interest rates, our net interest income for the 12 months ending December 31, 2011 would be expected to decrease by $29,000 or 0.33% to $9.0 million.

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

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$187,709	$10,972	5.85%	$170,485	$10,386	6.09%	$133,498	$8,400	6.29%
Mortgage-backed securities	68,465	3,203	4.68	97,732	4,897	5.01	146,962	7,637	5.20
Investment securities	43,735	694	1.59	39,978	817	2.04	26,384	723	2.74
Other interest-earning assets	11,534	33	0.29	10,084	40	0.40	11,033	72	0.65
Total interest-earning assets	311,443	14,902	4.78%	318,279	16,140	5.07%	317,877	16,832	5.30%
Non-interest-earning assets	7,662			8,016			6,636
Total assets	$319,105			$326,295			$324,513
Interest-bearing liabilities:
Passbook, checking and money market accounts	46,634	140	0.30	43,400	162	0.37	43,442	177	0.41
Certificate accounts	135,030	2,506	1.86	135,599	3,032	2.24	125,862	3,537	2.81
Total deposits	181,664	2,646	1.46	178,999	3,194	1.78	169,304	3,714	2.19
Borrowings	64,230	2,492	3.88	68,057	2,670	3.92	65,061	2,563	3.94
Total interest-bearing liabilities	245,894	5,138	2.09%	247,056	5,864	2.37%	234,365	6,277	2.68%
Non-interest-bearing liabilities	14,228			11,618			9,954
Total liabilities	260,122			258,674			244,319
Stockholders’ Equity	58,983			67,621			80,194
Total liabilities and Stockholders’ Equity	$319,105			$326,295			$324,513
Net interest-earning assets	$65,549			$71,223			$83,512
Net interest income; average interest rate spread		$9,764	2.69%		$10,276	2.70%		$10,555	2.62%
Net interest margin(2)			3.14%			3.23%			3.32%
Average interest-earning assets to average interest-bearing liabilities			126.66%			128.83%			135.63%
___________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(463)	$1,049	$586	$(341)	$2,327	$1,986
Mortgage-backed securities	(228)	(1,466)	(1,694)	(182)	(2,558)	(2,740)
Investment securities	(200)	77	(123)	(279)	373	94
Other interest-earning assets	(13)	6	(7)	(26)	(6)	(32)
Total interest income	(903)	(335)	(1,238)	(828)	136	(692)
Interest expense:
Passbook, NOW and money market accounts	(34)	12	(22)	(15)	--	(15)
Certificate accounts	(513)	(13)	(526)	(779)	274	(505)
Total deposits	(547)	(1)	(548)	(794)	274	(520)
Borrowings	(28)	(150)	(178)	(11)	118	107
Total interest expense	(575)	(151)	(726)	(805)	392	(413)
Decrease in net interest income	$(329)	$(183)	$(512)	$(23)	$(256)	$(279)

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets were $313.1 million at December 31, 2011 compared to $320.9 million at December 31, 2010.  Cash and cash equivalents were $27.6 million and $6.6 million at December 31, 2011 and December 31, 2010, respectively.  The increase in cash at year-end 2011 was primarily due to a difference in timing between the cash flows provided from maturing investment securities and the reinvestment of such proceeds in January 2012.  Total securities available-for-sale were $22.8 million at December 31, 2011, a decrease of $39.7 million compared to December 31, 2010.  This decrease was primarily due to maturing investment securities during the year and our determination to redeploy a portion of the proceeds into the origination of loans held for investment.  During 2011, total securities held-to-maturity decreased by $4.0 million, to $59.6 million.  The decrease in our held-to-maturity securities portfolio was primarily due to accelerated repayments of principal on relatively high coupon mortgage-backed securities.  Net loans receivable were $195.6 million at December 31, 2011, an increase of $16.5 million, or 9.2%, compared to December 31, 2010.  During the year ended December 31, 2011, our first mortgage loans secured by single family residential loans increased by $7.1 million, our funded home equity loans and lines increased by $2.7 million, our loans secured by multifamily residential collateral increased by $2.8 million, and our first mortgage loans secured by non-residential commercial real estate increased by $3.9 million.

Total deposits were $194.3 million at December 31, 2011 and $188.4 million at December 31, 2010.  Non-interest bearing deposits increased during 2011 by $1.6 million, to $9.8 million, and interest-bearing deposits increased by $4.3 million, to $184.6 million.  Total Federal Home Loan Bank advances and other borrowings were $57.1 million at December 31, 2011, a decrease of $11.1 million from December 31, 2010.

Total shareholders’ equity was $57.5 million at December 31, 2011, a decrease of $2.8 million from December 31, 2010.  During 2011, the Company acquired an aggregate of 383,788 shares of its common stock at a total cost of $6.0 million pursuant to its repurchase plans.  The cost of our stock repurchases during 2011 was partially offset by net income of $2.1 million, and the release of 44,184 shares held by the Recognition and Retention Plan Trust, with a cost basis of $557,000, which became vested and were released to plan participants during the year.  The Bank’s tier 1 leverage ratio was 15.00% at December 31, 2011 compared to 16.02% at December 31, 2010.  This decrease in the Bank’s tier 1 capital ratio was primarily due to a $6.8 million dividend paid by the Bank to the Company during the second quarter of 2011.  This upstream of capital was undertaken in order to provide the Company with additional liquidity for its capital management strategies, including, but not limited to, stock repurchase plans.  Tier 1 risk-based capital and total risk-based capital at the Bank level were 29.32% and 30.38%, respectively, at December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

For the year ended December 31, 2011, total interest income was $14.9 million, a decrease of $1.2 million compared to the year ended December 31, 2010.  This decrease in interest income was due to a $6.8 million decrease in the average balance of our interest-earnings assets, and a 29 basis point decrease in the average yield on interest-earning assets.  Interest income on our loans receivable was $11.0 million and $10.4 million, respectively, for the years ended December 31, 2011 and 2010.  The average balance of our loans receivable increased by $17.2 million during 2011 compared to 2010.  The benefit derived from this increase in the average balance of our loans was partially offset by a 24 basis point decrease in the average yield earned on our loans receivable.  The increase in average balance and the decrease in average yield were attributed to above average residential mortgage refinancing activity resulting from an extended period of comparatively low interest rates.  Interest income on our mortgage backed securities decreased $1.7 million, to $3.2 million, during the year ended December 31, 2011 compared to the year ended December 31, 2010, due primarily to a $29.3 million decrease in the average balance of our mortgage-backed securities.  The Company earned $694,000 on an average investment securities portfolio of $43.7 million during 2011 compared to $817,000 on an average investment securities portfolio $40.0 million during 2010.  During 2011, the average yield on our investment securities declined from 2.04% to 1.59%.

Total interest expense for the year ended December 31, 2011 was $5.1 million, a decrease of $726,000 compared to the year ended December 31, 2010.  Average interest-bearing liabilities were $245.9 million during 2011, compared to $247.1 million during 2010.  The average cost of our interest-bearing liabilities was 2.09% for 2011, compared to 2.37% for 2010.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.69% for year ended December 31, 2011, compared to 2.70% for the year ended December 31, 2010.

For the years ended December 31, 2011 and 2010 our provisions for loan losses were $53,000 and $269,000, respectively.  Our net charge-offs to the allowance for loan losses were $7,000 in 2011 compared to $171,000 in 2010.  Total non-performing loans were $1.1 million at December 31, 2011, an increase of $166,000 compared to December 31, 2010.  Total non-performing assets were $1.6 million at December 31, 2011, compared to $2.6 million at December 31, 2010.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.91% and 0.98% at December 31, 2011 and 2010, respectively.

For the years ended December 31, 2011 and 2010, total non-interest income was $1.1 million and $990,000, respectively.  During 2011, the Company recorded a $102,000 increase in its customer service fees, and a $182,000 increase in the gain on the sale of loans.  Gains on the sale of available-for-sale securities were $72,000 during 2011, and $204,000 during 2010.  Other non-interest income was $88,000 during 2011 and $143,000 during 2010.

Total non-interest expense for the years ended December 31, 2011 and 2010 was $7.5 million and $7.3 million, respectively.  Salaries and employee benefits expense and occupancy expenses were approximately the same for both annual periods, $4.6 million and $1.1 million, respectively.  The net cost of OREO operations during 2011 was $313,000, an increase of $79,000 compared to 2010.  Other non-interest expenses were $1.1 million for the year ended December 31, 2011, an increase of $109,000 compared to the year ended December 31, 2010.  This increase in other year-to-date non-interest expense was due to increased costs associated with advertising, legal fees and expenses, and pre-foreclosure expenses.

For the years ended December 31, 2011, and 2010, the Company recorded income tax expense of $1.2 million.  The Company’s effective tax rates for 2011 and 2010 were 35.3% and 31.3%, respectively.

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

For the year ended December 31, 2010, the Bank recorded provisions for loan losses of $269,000, a decrease of $68,000 compared to the year ended December 31, 2009.  Our allowance for loan losses was $1.8 million at December 31, 2010, or 193.72% of our non-performing loans at such date.  During 2010, the Company recorded charge-offs of $174,000, of which $171,000 pertained to a loan secured by a multi-family residential building which was placed in foreclosure.  This property was subsequently sold in January 2011.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.98% and 1.04% at December 31, 2010 and December 31, 2009, respectively.

Non-interest income for the years ended December 31, 2010 and 2009 was $990,000 and $836,000, respectively. Customer service fees increased by $70,000 during 2010 compared to 2009, primarily due to a $77,000 increase in fees earned in connection with the sale of reverse mortgage loans.  In the aggregate, the Company sold $5.7 million in securities during 2010 at a $204,000 gain, compared to the sale of $13.8 million in securities during 2009 resulting in gains of $406,000.  Gains on the sale of loans were $249,000 and $36,000, respectively for the years ended December 31, 2010 and 2009.  The $213,000 increase in gains on loan sales is primarily due to an increase in refinancing activity during 2010, as a result of the decrease in average mortgage rates during the period.  In addition, during 2010, the Bank realized a gain of $64,000 on its equity investment in a small business investment company (“SBIC”).  The SBIC was formed in 2001 under the guidelines of the Small Business Administration to leverage private equity and SBA funding in order to promote growth, expansion, and modernization of small businesses.  There was no such gain recorded in 2009.

Non-interest expense for the year ended December 31, 2010 was $7.3 million, an increase of $182,000 compared to the year ended December 31, 2009.  Salaries and benefits expense increased by $153,000, to $ 4.6 million, during the twelve months ended December 31, 2010 compared to the twelve months ended December 30, 2009.  This increase is primarily attributed to higher levels of base compensation and increased employee stock ownership plan expenses, which were due to an increase in the average market price of our common stock during the year.  Occupancy expenses were $1.1 million and $1.2 million, respectively, for the years ended December 31, 2010 and 2009.   The Louisiana bank shares tax is an ad-valorem tax assessed by the parishes in which our branches are located based on market value of the Bank.  The market value is calculated using a formula devised by the state that determines value based on an income component and an equity component.  The calculated market value is then allocated to each branch location based on its respective pro-rata share of deposits.  Our Louisiana bank shares tax was $214,000 for the year ended December 31, 2010, and $211,000 for the year ended December 31, 2009.  The Bank’s FDIC deposit insurance premium for 2010 was $180,000, a decrease of $53,000 compared to 2009.  The reduction in the 2010 FDIC deposit insurance premium compared to the 2009 premium was due to a one-time assessment imposed on all insured institutions during 2009.  The Bank’s share of this one-time assessment was $126,000.  During 2010, the Bank recorded losses of $235,000 with respect to the valuation of its OREO.  The largest write-down during 2010 followed the receipt of an OTS Shared National Credit report, which pertained to a $170 million construction loan on a multi-use development in Baton Rouge, Louisiana, in which the Bank has a 0.6% participation interest and which was placed in other real estate owned in 2009.  The Bank’s original investment in this project was $1.0 million.  As a result of this report’s valuation, our investment in OREO was reduced by $107,000.  As of December 31, 2010 the Bank had recorded aggregate write-downs of $503,000 with respect to its interest in this Shared National Credit.  At December 31, 2010, our OREO consisted of three properties: a single family residence with a carrying value of $900,000, our participation interest in the above-described multi-use development in Baton Rouge, Louisiana with a carrying value of $446,000 and a multi-family residential building with a carrying value of $350,000.  The latter property was sold in January 2011.  Other non-interest expense for 2010 was $973,000, a decrease of $114,000 compared to 2009.  The primary factors affecting this decrease were a $41,000 reduction in the Company’s Louisiana franchise tax as well as reductions in its advertising costs and legal fees associated with collection activities.

For the years ended December 31, 2010 and 2009, income tax expense was $1.2 million and $1.4 million, respectively.  The reduction in our income tax expense for the year was due to an increase in the Company’s deferred tax assets.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2011, our cash and cash equivalents amounted to $27.6 million.  In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $22.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2011, we had certificates of deposit maturing within the next 12 months amounting to $85.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended December 31, 2011, the average balance of our outstanding FHLB advances and other borrowings was $64.2 million.  At December 31, 2011, we had $31.1 million in outstanding FHLB advances and we had $121.7 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  We also access funds through reverse repurchase agreements with commercial banks.  These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank.  Our borrowings from reverse repurchase agreements amounted to $26.0 million at December 31, 2011.  Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis.  Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2011.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Letters of credit	$--	$--	$--	$--	$--
Lines of credit	12,410	371	787	1,169	10,083
Undisbursed portion of loans in process	--	--	--	--	--
Commitments to originate loans	6,107	2,645	3,120	342	--
Total commitments	$18,517	$3,016	$3,907	$1,511	$10,083

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2011.

		Payments Due By Period
	Total	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Certificates of deposit	$134,454	$85,713	$32,794	$15,947	$--
FHLB advances and other borrowings	57,113	18,938	20,056	13,958	4,161
Total long-term debt	191,567	104,651	52,850	29,905	4,161
Operating lease obligations	145	34	68	43	--
Total contractual obligations	$191,712	$104,685	$52,918	$29,948	$4,161
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

Recent Accounting Pronouncements

In April 2011, the FASB updated the accounting guidance on the evaluation of whether a restructuring constitutes a troubled debt restructuring.  The guidance clarifies the creditor’s evaluation of whether it has granted a concession, as well as, the evaluation of whether a debtor is experiencing financial difficulties.  The guidance also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The new guidance will be effective for the fiscal year ending December 31, 2012.

In April 2011, the FASB amended the accounting guidance related to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective internal control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost of purchasing replacement financial assets.  The guidance is effective January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB amended the accounting guidance related to fair value measurement and disclosure, to improve comparability between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  The FASB does not intend for the amendment to result in a change in the application of the requirements in the existing topic.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are effective January 1, 2012 with no significant impact expected on the Company’s financial statements.

In June 2011, the FASB amended the accounting guidance for presentation of other comprehensive income.  The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance will be effective for the fiscal year ending December 31, 2012 and is not expected to have an impact on the Company’s financial statements.  In addition, this guidance requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued a deferral of the changes related to the presentation of reclassification adjustments, to allow more time to reassess and evaluate alternative presentation formats.  Thus, the amendment pertaining to the presentation of reclassifications out of accumulated other comprehensive income that were in place before the amendment, were reinstated until the reassessment is complete.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective January 1, 2012 with no impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events.  Under this guidance, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in-substance real estate, as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in-substance real estate.  This guidance is effective for fiscal years ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between U.S. GAAP and IFRS financial statement presentations. The new guidance will be effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Louisiana Bancorp, Inc.
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans (the Bank), as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, Louisiana
March 9, 2012

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(In Thousands)
Assets
Cash and Cash Equivalents
Cash and Due from Banks	$2,064	$2,956
Short-Term Interest-Bearing Deposits	25,525	3,654
Total Cash and Cash Equivalents	27,589	6,610

Certificates of Deposit	742	635
Securities Available-for-Sale, at Fair Value (Amortized Cost of $21,780 in 2011 and $61,429 in 2010)	22,750	62,489
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $63,067 in 2011 and $67,355 in 2010)	59,581	63,539
Loans, Net of Allowance for Loan Losses of $1,805 in 2011 and $1,759 in 2010	195,632	179,110
Accrued Interest Receivable	1,081	1,196
Other Real Estate Owned	532	1,696
Stock in Federal Home Loan Bank	1,543	2,002
Premises and Equipment, Net	1,636	1,688
Other Assets	2,042	1,910
Total Assets	$313,128	$320,875

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$9,764	$8,130
Interest-Bearing	184,562	180,232
Total Deposits	194,326	188,362

Borrowings	57,113	68,248
Advance Payments by Borrowers for Taxes and Insurance	2,395	1,997
Accrued Interest Payable	297	421
Other Liabilities	1,477	1,569
Total Liabilities	255,608	260,597

Commitments and Contigencies	-	-

Shareholders' Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,257,130 and 3,640,918 Shares Outstanding in 2011 and 2010, Respectively	63	63
Additional Paid-in-Capital	63,218	62,880
Unearned ESOP Shares	(3,934)	(4,188)
Unearned Recognition and Retention Plan Shares	(1,516)	(2,074)
Treasury Stock, at Cost (3,088,602 and 2,704,814 Shares in 2011 and 2010, Respectively)	(43,286)	(37,321)
Retained Earnings	42,335	40,218
Accumulated Other Comprehensive Income	640	700
Total Shareholders' Equity	57,520	60,278
Total Liabilities and Shareholders' Equity	$313,128	$320,875

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$10,972	$10,386	$8,400
Mortgage-Backed Securities	3,203	4,897	7,637
Investment Securities	694	817	723
Other Interest-Bearing Deposits	33	40	72
Total Interest and Dividend Income	14,902	16,140	16,832

Interest Expense
Deposits	2,646	3,194	3,714
Borrowings	2,492	2,670	2,563
Total Interest Expense	5,138	5,864	6,277

Net Interest Income	9,764	10,276	10,555

Provision for Loan Losses	53	269	337

Net Interest Income after Provision for Loan Losses	9,711	10,007	10,218

Non-Interest Income
Customer Service Fees	496	394	324
Gain on Sale of Loans	431	249	36
Gain on Sale of Securities	72	204	406
Other Income	88	143	70
Total Non-Interest Income	1,087	990	836

Non-Interest Expense
Salaries and Employee Benefits	4,637	4,557	4,404
Occupancy Expense	1,097	1,113	1,155
Louisiana Bank Shares Tax	230	214	211
FDIC Insurance Premium	166	180	233
Net Cost of OREO Operations	313	235	-
Other Expenses	1,082	973	1,087
Total Non-Interest Expense	7,525	7,272	7,090

Income Before Income Tax Expense	3,273	3,725	3,964

Income Tax Expense	1,156	1,167	1,430

Net Income	$2,117	$2,558	$2,534

Earnings Per Share
Basic	$0.73	$0.71	$0.54
Diluted	$0.70	$0.69	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)

Net Income	$2,117	$2,558	$2,534

Other Comprehensive Loss, Net of Tax
Unrealized Holding Losses Arising During the Period	(12)	(92)	(149)

Reclassification Adjustment for Gains Included in Net Income	(48)	(128)	(268)

Total Other Comprehensive Loss	(60)	(220)	(417)

Comprehensive Income	$2,057	$2,338	$2,117

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2008	$63	$62,305	$(4,696)	$(3,200)	$(5,208)	$35,126	$1,337	$85,727
Net Income - Year Ended December 31, 2009	-	-	-	-	-	2,534	-	2,534
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(417)	(417)
Stock Purchased for Treasury	-	-	-	-	(15,595)	-	-	(15,595)
ESOP Shares Released for Allocation (25,382 Shares)	-	89	254	-	-	-	-	343
RRP Shares Earned	-	(48)	-	564	-	-	-	516
Stock Option Expense	-	240	-	-	-	-	-	240

Balances at December 31, 2009	63	62,586	(4,442)	(2,636)	(20,803)	37,660	920	73,348
Net Income - Year Ended December 31, 2010	-	-	-	-	-	2,558	-	2,558
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(220)	(220)
Stock Purchased for Treasury	-	-	-	-	(16,628)	-	-	(16,628)
ESOP Shares Released for Allocation (25,383 Shares)	-	117	254	-	-	-	-	371
RRP Shares Earned	-	(48)	-	562	-	-	-	514
Stock Options Exercised	-	(17)	-	-	110	-	-	93
Stock Option Expense	-	242	-	-	-	-	-	242

Balances at December 31, 2010	63	62,880	(4,188)	(2,074)	(37,321)	40,218	700	60,278
Net Income - Year Ended December 31, 2011	-	-	-	-	-	2,117	-	2,117
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(60)	(60)
Stock Purchased for Treasury	-	-	-	-	(5,965)	-	-	(5,965)
ESOP Shares Released for Allocation (25,383 Shares)	-	138	254	-	-	-	-	392
RRP Shares Earned	-	(44)	-	558	-	-	-	514
Stock Option Expense	-	244	-	-	-	-	-	244

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,117	$2,558	$2,534
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	189	218	239
Provision for Loan Losses	53	269	337
Net Increase in ESOP Shares Earned	392	371	343
Net Increase in RRP Shares Earned	514	514	516
Stock Option Plan Expense	244	242	240
Discount Accretion Net of Premium Amortization	(77)	(220)	(319)
Gain on Insurance Settlement	-	-	(2)
Deferred Income Tax Benefit	(242)	(504)	(133)
Gain on Sale of Securities	(72)	(204)	(406)
Gain on Sale of Loans	(431)	(249)	(36)
Gain on Sale of Property and Equipment	(4)	-	(4)
Originations of Loans Held-for-Sale	(30,715)	(30,793)	(12,509)
Proceeds from Sales of Loans Held-for-Sale	29,344	30,559	12,478
Decrease in Accrued Interest Receivable	115	130	323
Impairment of Other Real Estate Owned	287	227	-
Decrease (Increase) in Other Assets	140	19	(652)
Decrease in Accrued Interest Payable	(124)	(176)	(67)
(Decrease) Increase in Other Liabilities	(92)	80	(446)
Net Cash Provided by Operating Activities	1,638	3,041	2,436

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(566)	(426)	(1,676)
Purchase of Securities Available-for-Sale	(25,683)	(52,994)	(37,455)
Purchase of Securities Held-to-Maturity	(18,279)	-	(8,601)
Proceeds from Maturities of Certificates of Deposit	459	1,317	1,576
Proceeds from Maturities of Securities Available-for-Sale	63,238	47,293	42,772
Proceeds from Maturities of Securities Held-to-Maturity	23,278	31,074	36,046
Proceeds from Sales of Securities Available-for-Sale	1,202	5,635	13,781
Proceeds from Sales of Securities Held-to-Maturity	-	125	-
Net Increase in Loans Receivable	(14,931)	(21,289)	(49,967)
Proceeds from Sales of Loans Held for Investing	-	489	914
Insurance Proceeds - Property Damage	-	-	42
Purchase of Property and Equipment	(137)	(109)	(272)
Proceeds from Sale of Property and Equipment	5	-	4
Proceeds from Sale of Foreclosed Assets	1,035	-	-
Net Decrease (Increase) in Investment in Federal Home Loan Bank Stock	459	(7)	298
Net Cash Provided by (Used in) Investing Activities	30,080	11,108	(2,538)

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	5,964	(261)	28,033
Increase in Advances by Borrowers for Taxes and Insurance	398	83	275
(Decrease) Increase in Borrowings	(11,136)	4,439	(12,850)
Purchase of Treasury Stock	(5,965)	(16,628)	(15,595)
Proceeds from Exercise of Options	-	93	-

Net Cash Used in Financing Activities	(10,739)	(12,274)	(137)

Net Increase (Decrease) in Cash and Cash Equivalents	20,979	1,875	(239)

Cash and Cash Equivalents, Beginning of Year	6,610	4,735	4,974

Cash and Cash Equivalents, End of Year	$27,589	$6,610	$4,735

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$5,263	$6,040	$6,344

Income Taxes	$1,315	$1,752	$2,498

Loans Transferred to Other Real Estate Owned	$158	$350	$1,573

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

For 2011, the Bank was required to maintain cash in reserve accounts with the Federal Reserve Bank of Atlanta.  For the reserve maintenance period ended December 31, 2011, the reserve requirement was $547,000.

Investment Securities
Securities are being accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities.  ASC 320 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

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

The Company held no trading securities as of December 31, 2011 or 2010.

Amortization, accretion and accrued interest are included in interest income on securities.  Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses.  Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans
The Bank grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers.  Certain first mortgage loans are originated and sold under loan sales agreements.  A substantial portion of the loan portfolio is represented by mortgage loans made to customers throughout the greater New Orleans area.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company's impaired loans include troubled debt restructurings, and performing and non-performing loans with respect to which the full payment of principal or interest is not expected.  The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

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

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying consolidated balance sheets is adequate to absorb possible losses in the existing loan portfolio.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising costs were $158,000, $132,000, and $163,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements
In April 2011, the FASB updated the accounting guidance on the evaluation of whether a restructuring constitutes a troubled debt restructuring.  The guidance clarifies the creditor’s evaluation of whether it has granted a concession, as well as, the evaluation of whether a debtor is experiencing financial difficulties.  The guidance also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The new guidance will be effective for the fiscal year ending December 31, 2012.

In April 2011, the FASB amended the accounting guidance related to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective internal control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost of purchasing replacement financial assets.  The guidance is effective January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In May 2011, the FASB amended the accounting guidance related to fair value measurement and disclosure, to improve comparability between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  The FASB does not intend for the amendment to result in a change in the application of the requirements in the existing topic.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are effective January 1, 2012 with no significant impact expected on the Company’s financial statements.

In June 2011, the FASB amended the accounting guidance for presentation of other comprehensive income.  The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance will be effective for the fiscal year ending December 31, 2012 and is not expected to have an impact on the Company’s financial statements.  In addition, this guidance requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued a deferral of the changes related to the presentation of reclassification adjustments, to allow more time to reassess and evaluate alternative presentation formats.  Thus, the amendment pertaining to the presentation of reclassifications out of accumulated other comprehensive income that were in place before the amendment, were reinstated until the reassessment is complete.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective January 1, 2012 with no impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events.  Under this guidance, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in-substance real estate, as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in-substance real estate.  This guidance is effective for fiscal years ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position, and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between U.S. GAAP and IFRS financial statement presentations. The new guidance will be effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

Note 2.	Securities

A summary of securities classified as available-for-sale at December 31, 2011 and 2010, with gross unrealized gains and losses, is as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$146	$9	$-	$155
FNMA	6,347	470	-	6,817
FHLMC	3,155	229	-	3,384
	9,648	708	-	10,356

U.S. Government and Agency Obligations	11,949	262	-	12,211

Equity Securities	183	-	-	183

Total	$21,780	$970	$-	$22,750

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
FNMA	$9,770	$584	$-	$10,354
FHLMC	4,735	294	-	5,029
	14,505	878	-	15,383

U.S. Government and Agency Obligations	46,924	307	(125)	47,106

Total	$61,429	$1,185	$(125)	$62,489

A summary of securities classified as held-to-maturity at December 31, 2011 and 2010, with gross unrealized gains and losses, is as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,987	$244	$-	$6,231
FNMA	38,994	2,031	-	41,025
FHLMC	14,600	1,211	-	15,811
Total	$59,581	$3,486	$-	$63,067

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$8,949	$352	$-	$9,301
FNMA	33,249	2,080	-	35,329
FHLMC	19,987	1,368	-	21,355
	62,185	3,800	-	65,985

Municipal Bonds
Revenue Bonds	285	6	-	291
General Obligation Bonds	1,069	10	-	1,079
	1,354	16	-	1,370

Total	$63,539	$3,816	$-	$67,355

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2011, are as follows.  Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$150	$160	$-	$-
One to Five Years	14,076	14,443	524	558
Five to Ten Years	4,730	5,113	14,184	15,310
Over Ten Years	2,641	2,851	44,873	47,199
	21,597	22,567	59,581	63,067

Other Equity Securities	183	183	-	-

Total	$21,780	$22,750	$59,581	$63,067

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

During the year ended December 31, 2011, the Company sold available-for-sale securities for aggregate proceeds of $1,202,000, resulting in realized gains of $72,000.  During the year ended December 31, 2010, the Company sold available-for-sale securities for $5,635,000, resulting in realized gains of $194,000.  During the year ended December 31, 2009, the Company sold available-for-sale securities for aggregate proceeds of $13,781,000, resulting in realized gains of $406,000.

During the year ended December 31, 2010, the Company sold certain investments from the held-to-maturity category for proceeds of $125,000, resulting in a realized gain of $10,000.  These securities were sold in accordance with the limited exceptions as provided by ASC 320, Investments - Debt and Equity Securities.  There were no such sales of held-to-maturity securities during the year ended December 31, 2011.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
December 31, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2010
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
U.S. Government and Agency Obligations	125	22,875	-	-

Total	$125	$22,875	$-	$-

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
December 31, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2010
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

The unrealized losses on the Company’s investments at December 31, 2010, were caused by interest rate increases.  The Company purchased these investments at a premium relative to their face amount in anticipation of a continuing stable interest rate environment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011 and 2010.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans

A summary of the balances of loans follows as of December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$105,718	$98,635
Home Equity Loans and Lines	18,467	15,745
Multi-Family Residential	14,591	11,785
Commercial Real Estate	56,492	52,594
Land	1,299	951

Total Loans Secured by Mortgages on Real Estate	196,567	179,710

Consumer and Other Loans
Loans Secured by Deposits	568	464
Other	452	900

Total Consumer and Other Loans	1,020	1,364

Less:
Allowance for Loan Losses	(1,805)	(1,759)
Net Deferred Loan Origination Fess/Costs	(150)	(205)

Total Loans, Net	$195,632	$179,110

A summary of our current, past due and non-accrual loans as of December 31, 2011 and 2010 follows:

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$463	$-	$110	$573	$105,145	$105,718
Home Equity Loans and Lines	125	-	569	694	17,773	18,467
Multi-Family Residential	-	-	-	-	14,591	14,591
Commercial Real Estate	-	-	330	330	56,162	56,492
Land	-	-	-	-	1,299	1,299
Consumer and Other Loans	-	-	65	65	955	1,020

Total	$588	$-	$1,074	$1,662	$195,925	$197,587

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

December 31, 2010	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$94	$-	$123	$217	$98,418	$98,635
Home Equity Loans and Lines	188	-	682	870	14,875	15,745
Multi-Family Residential	-	-	-	-	11,785	11,785
Commercial Real Estate	-	-	-	-	52,594	52,594
Land	-	-	34	34	917	951
Consumer and Other Loans	-	-	69	69	1,295	1,364

Total	$282	$-	$908	$1,190	$179,884	$181,074

For the years ended December 31, 2011 and 2010, approximately $65,000 and $34,000, respectively, of interest was foregone on non-accrual loans.

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

An analysis of the changes in loans to such borrowers follows:

	2011	2010
	(In Thousands)

Balance, Beginning of Year	$4,814	$4,381
Additions	1,302	1,796
Payments	(3,597)	(1,363)

Balance, End of Year	$2,519	$4,814

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2011	2010	2009
	(In Thousands)

Balance, Beginning of Year	$1,759	$1,661	$1,952
Provision for Loan Losses	53	269	337
Loan Recoveries	1	3	-
Loans Charged-Off	(8)	(174)	(628)

Balance, End of Year	$1,805	$1,759	$1,661

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010:

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	33	(58)	48	43	(7)	(6)	53
Loans Charged-Off	(2)	(6)	-	-	-	-	(8)
Recoveries of Prior Charge-Offs	-	1	-	-	-	-	1

Balance, End of Year	$889	$207	$148	$485	$2	$74	$1,805

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$2	$61	$-	$-	$-	$65	$128
Loans Collectively Evaluated for Impairment	887	146	148	485	2	9	1,677
	$889	$207	$148	$485	$2	$74	$1,805

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$-	$167	$-	$-	$-	$65	$232
Loans Collectively Evaluated for Impairment	105,718	18,300	14,591	56,492	1,299	955	197,355
	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

	Real Estate Secured Mortgage Loans
December 31, 2010	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$726	$273	$167	$397	$10	$88	$1,661
Provision for (Recovery of) Loan Losses	129	-	104	45	(1)	(8)	269
Loans Charged-Off	-	(3)	(171)	-	-	-	(174)
Recoveries of Prior Charge-Offs	3	-	-	-	-	-	3

Balance, End of Year	$858	$270	$100	$442	$9	$80	$1,759

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$-	$152	$-	$-	$1	$69	$222
Loans Collectively Evaluated for Impairment	858	118	100	442	8	11	1,537
	$858	$270	$100	$442	$9	$80	$1,759

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$-	$341	$-	$-	$-	$69	$410
Loans Collectively Evaluated for Impairment	98,635	15,404	11,785	52,594	951	1,295	180,664
	$98,635	$15,745	$11,785	$52,594	$951	$1,364	$181,074

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

A summary of the loans evaluated for possible impairment follows:

	2011	2010
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$232	$410
Imparied Loans not Requiring a Loss Allowance	842	498

Total Impaired Loans	$1,074	$908

Loss Allowance on Impaired Loans	$128	$222

At December 31, 2011 and 2010, all impaired loans were in non-accrual status.  As of December 31, 2011 and 2010, the Company did not hold any renegotiated loans.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.  The recorded investment is presented gross of any specific valuation allowance.

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$-	$95	$4
Home Equity Loans and Lines	402	402	-	346	10
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	-	-	-	8	-

Total	$842	$842	$-	$529	$30

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$2	$-	$-
Home Equity Loans and Lines	167	167	61	233	17
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	65	65	65	67	5

Total	$232	$232	$128	$300	$22

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	2	$95	$4
Home Equity Loans and Lines	569	569	61	579	27
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	65	65	65	75	5

Total	$1,074	$1,074	$128	$829	$52

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$123	$123	$-	$95	$-
Home Equity Loans and Lines	341	341	-	209	-
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	34	34	-	7	-
Consumer and Other Loans	-	-	-	-	-

Total	$498	$498	$-	$311	$-

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	341	341	152	340	-
Multi-Family Residential	-	-	-	412	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	1	-	-
Consumer and Other Loans	69	69	69	71	-

Total	$410	$410	$222	$823	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$123	$123	$-	$95	$-
Home Equity Loans and Lines	682	682	152	549	-
Multi-Family Residential	-	-	-	412	-
Commercial Real Estate	-	-	-	-	-
Land	34	34	1	7	-
Consumer and Other Loans	69	69	69	71	-

Total	$908	$908	$222	$1,134	$-

The Bank uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines:

Special Mention - Loans designated as “special mention” exhibit some weakness or risk that deserves management’s close attention, but do not contain the level of risk associated with an adverse classification.  If left unresolved, this weakness may develop into a material deficiency in the credit quality of the loan.

Substandard - Loans classified as “substandard” have a well-defined material weakness or weaknesses based on objective evidence and are further characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Loss - Loans classified as “loss” are considered uncollectible, in whole or in part, and should not be carried on the books as an asset without the establishment of a specific valuation allowance or charge-off.  This classification does not mean that an asset has no salvage value, but there is much doubt about how much, or when, the recovery will occur.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

The following table summarizes the credit grades assigned to our loan portfolio as of December 31, 2011 and 2010:

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$105,608	$17,984	$14,591	$56,162	$1,299	$955	$196,599
Special Mention	-	-	-	-	-	-	-
Substandard	110	316	-	330	-	-	756
Loss	-	167	-	-	-	65	232
Total	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

	Real Estate Secured Mortgage Loans
December 31, 2010	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$98,512	$15,086	$11,785	$52,594	$917	$1,295	$180,189
Special Mention	-	130	-	-	-	-	130
Substandard	123	318	-	-	34	-	475
Loss	-	211	-	-	-	69	280
Total	$98,635	$15,745	$11,785	$52,594	$951	$1,364	$181,074

Note 4.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2011 and 2010, consisted of the following:

	2011	2010
	(In Thousands)
Loans	$755	$760
Investments	74	120
Mortgage-Backed Securities	252	316

Total Accrued Interest	$1,081	$1,196

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of December 31st follows:

	2011	2010
	(In Thousands)
Land, Buildings and Improvements	$4,045	$4,018
Furniture and Fixtures	1,793	1,804
Automobiles	96	94
	5,934	5,916
Accumulated Depreciation and Amortization	(4,298)	(4,228)

Total	$1,636	$1,688

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was approximately $189,000, $218,000, and $239,000, respectively.

Note 6.	Deposits

Interest bearing deposit account balances at December 31, 2011 and 2010, are summarized as follows:

	Weighted-Average		Account Balances at December 31,
	Rate at December 31,		2011		2010
	2011	2010	Amount	Percent	Amount	Percent
			(In Thousands)

NOW and MMDA	0.20%	0.28%	$28,487	15.44%	$26,030	14.44%
Savings Accounts	0.25%	0.50%	21,621	11.71%	19,368	10.75%
Certificates of Deposit	1.67%	2.07%	134,454	72.85%	134,834	74.81%

Total			$184,562	100.00%	$180,232	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010, was $57,435,000 and $53,925,000, respectively.  On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily increased the basic FDIC coverage limits from $100,000 to $250,000 per depositor, through December 31, 2009.  On May 20, 2009, President Barack Obama passed legislation that extended the $250,000 coverage limit through December 31, 2013.  This temporary increase was made permanent effective July 22, 2010, by the FDIC.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.	Deposits (Continued)

Certificates of deposit at December 31, 2011, mature as follows (in thousands):

	Amount	Percent
Certificate Accounts Maturing
One Year or Less	$85,713	63.75%
One to Two Years	14,562	10.83%
Two to Three Years	18,232	13.56%
Three to Five Years	15,947	11.86%

Total	$134,454	100.00%

Interest expense by deposit type for each of the following periods was as follows:

	2011	2010	2009
	(In Thousands)

Certificates of Deposit	$2,506	$3,032	$3,537
Interest Bearing Demand Deposits	58	70	84
Savings Accounts	82	92	93

Total	$2,646	$3,194	$3,714

The Bank held deposits of approximately $13,611,000 and $13,781,000, for related parties at December 31, 2011 and 2010, respectively.

Note 7.	Borrowings

Federal Home Loan Bank Advances
Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized on FHLB advances in 2011, 2010 and 2009, was $1,470,000, $1,648,000, and $1,542,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.	Borrowings (Continued)

Federal Home Loan Bank Advances (Continued)
Advances consisted of the following at December 31, 2011 and 2010, respectively.

	FHLB Advance Total
Contract Rate	2011	2010
	(In Thousands)
0% - 0.99%	$-	$-
1% - 1.99%	-	-
2% - 2.99%	651	458
3% - 3.99%	13,626	21,097
4% - 4.99%	16,367	18,411
5% - 5.99%	469	2,282

Total	$31,113	$42,248

Maturities of FHLB Advances at December 31, 2011, were as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2012	$8,938
2013	3,991
2014	65
2015	7,023
2016	6,935
Thereafter	4,161

Total	$31,113

Reverse Repurchase Agreements
Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding.  To date, these other borrowings have been structured as reverse repurchase agreements secured by US Government or US Agency securities.  Reverse repurchase agreements totaled $26,000,000 at both December 31, 2011 and 2010.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.	Borrowings (Continued)

Reverse Repurchase Agreements (Continued)
Reverse repurchase agreements consisted of the following at December 31, 2011 and 2010:

	Repurchase Agreement Total
Contract Rate	2011	2010
	(In Thousands)
3% - 3.99%	$16,000	$16,000
4% - 4.99%	10,000	10,000
Total	$26,000	$26,000

Maturities of reverse repurchase agreements at December 31, 2011, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2012	$10,000
2013	16,000
Total	$26,000

Interest expense on reverse repurchase agreements totaled $1,022,000, $1,021,000 and $1,021,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010, were as follows:

	2011	2010
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$470	$523
Deferred Loan Fees	51	69
Deferred Compensation	567	528
OREO Write Down	95	80
Stock Options	208	154
Other	36	89

Total Deferred Tax Assets	1,427	1,443

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(330)	(360)
FHLB Stock Dividends	(101)	(132)

Total Deferred Tax Liabilities	(431)	(492)

Net Deferred Tax Asset	$996	$951

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.	Income Taxes (Continued)

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987.  At December 31, 2011, retained earnings included approximately $1,600,000 representing such bad debt deductions for which the related deferred income taxes of approximately $470,000 have not been provided.

The provision for income taxes for 2011, 2010 and 2009, consisted of the following for the years ended December 31st:

	2011	2010	2009
	(In Thousands)
Current Expense	$1,346	$1,554	$1,773
Deferred Tax Benefit	(190)	(387)	(343)

Total	$1,156	$1,167	$1,430

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2011		2010		2009
	(In Thousands)
Expected Tax Provision	$1,113	34.0%	$1,266	34.0%	$1,348	34.0%
Non-Deductible Expenses	8	0.2	3	0.1	4	0.1
Effect of Tax Exempt Income	(1)	(0.0)	(17)	(0.5)	(19)	(0.5)
Other	36	1.1	(85)	2.3	97	2.4

Total	$1,156	35.3%	$1,167	35.9%	$1,430	36.0%

The Company had no amount of interest and/or penalties related to tax positions recognized in the consolidated statements of income for the years ended December 31, 2011, 2010, or 2009, nor any amount of interest and/or penalties payable related to tax positions that were recognized in the consolidated balance sheets as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Company had no uncertain tax positions.  As of December 31, 2011, the tax years that remain open for examination by tax jurisdictions include 2010, 2009 and 2008.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 9.	Comprehensive Income

Comprehensive income was comprised of changes in the Bank’s unrealized holding gains or losses on securities available-for-sale during 2011, 2010, or 2009.  The components of comprehensive income and related tax effects were as follows for the years indicated:

	2011	2010	2009
	(In Thousands)
Gross Unrealized Holding Losses Arising During the Period	$(18)	$(139)	$(226)
Tax Benefit	6	47	77

Total	(12)	(92)	(149)

Reclassification Adjustment for Gains Included in Net Income	(72)	(194)	(406)
Tax Expense	24	66	138

Total	(48)	(128)	(268)

Net Unrealized Holding Losses Arising During the Period	$(60)	$(220)	$(417)

Note 10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).  Failure to meet the minimum regulatory capital requirements can result in certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined).  As of December 31, 2011, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized.  There have been no subsequent conditions or events which management believes have changed the Bank’s status.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2011 and 2010, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2011
Tangible Capital	$46,684	15.00%	$4,668	1.50%	N/A	N/A
Core/Leverage Capital	46,684	15.00%	9,336	3.00%	$15,560	5.00%
Tier 1 Risk-Based Capital	46,623	29.32%	6,360	4.00%	9,540	6.00%
Total Risk-Based Capital	48,300	30.38%	12,720	8.00%	15,900	10.00%

December 31, 2010
Tangible Capital	$51,060	16.02%	$4,780	1.50%	N/A	N/A
Core/Leverage Capital	51,060	16.02%	9,559	3.00%	$15,932	5.00%
Tier 1 Risk-Based Capital	50,999	33.68%	6,056	4.00%	9,084	6.00%
Total Risk-Based Capital	52,537	34.70%	12,112	8.00%	15,140	10.00%

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled as follows:

	2011	2010
	(In Thousands)

Capital Under GAAP	$47,277	$51,697
Unrealized Gains on Available-for-Sale Securities	(593)	(637)

Tier 1 Capital	46,684	51,060

Allowance for Loan Losses	1,677	1,538
Recourse Obligations	(61)	(61)

Total Risk-Based Capital	$48,300	$52,537

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

As of December 31, 2011 and 2010, the Company had outstanding commitments to extend credit totaling approximately $18,518,000 and $17,398,000, respectively, and had no commitments to sell loans at a loss.  Of the $18,518,000 in outstanding commitments at December 31, 2011, approximately $2,395,000 were for fixed rate loans with interest rates ranging from 3.25% to 7.50%, and approximately $16,123,000 were for variable rate loans with interest ranging from 3.50% to 9.50%.  No material losses or gains are anticipated as a result of these outstanding commitments.

Note 12.	Commitments and Contingencies

Operating Leases
The Company conducts certain of its operations in leased facilities.  At December 31, 2011, minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Years Ending December 31,	Amount

2012	$34
2013	34
2014	34
2015	34
2016	9

Total	$145

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12.	Commitments and Contingencies (Continued)

Operating Leases (Continued)
Total rent expense incurred by the Company under leases amounted to $53,000, $60,000 and $72,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.
The Company is the lessor of office space to a director of the Company, under an operating lease expiring in 2014.  Terms of the lease are on current market conditions and rates.  Minimum future rentals to be received on non-cancelable leases as of December 31, 2011, are as follows (in thousands):

Years Ending December 31,	Amount

2012	$20
2013	20
2014	5

Total	$45

Total rental income from this lease amounted to $20,000, $20,000 and $19,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Employment Contracts
The Company has entered into employment contracts with key employees.  These compensation commitments expire as follows:

Years Ending December 31,	Amount

2012	$430,000
2013	430,000
2014	370,000

Total	$1,230,000

Note 13.	Concentration of Credit Risk

In accordance with industry practices, the Company has deposits in other financial institutions for more than the insured limit.  These deposits in other institutions do not represent more than the normal industry credit risk.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.	Estimated Fair Value of Financial Instruments (Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$27,589	$27,589	$6,610	$6,610
Certificates of Deposit	742	745	635	640
Securities	82,331	85,817	126,028	129,844

Loans	197,437	206,594	180,869	187,846
Less Allowance for Loan Losses	(1,805)	(1,805)	(1,759)	(1,759)
Loans, Net of Allowance	195,632	204,789	179,110	186,087

Federal Home Loan Bank Stock	1,543	1,543	2,002	2,002

Financial Liabilities
Deposits	$194,326	$200,413	$188,362	$193,225
Borrowings	57,113	60,489	68,248	71,556

Unrecognized Financial Instruments
Commitments to Extend Credit	$18,518	$18,523	$17,398	$17,739

The Company adopted ASC 820, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis (at least annually).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.	Estimated Fair Value of Financial Instruments (Continued)

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

•	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended December 31, 2011.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.	Estimated Fair Value of Financial Instruments (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

	Fair Value Measurements
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$10,356	$-	$10,356	$-
US Government and Agency Obligations	12,211	-	12,211	-
Equity Securities	183	183	-	-

Total	$22,750	$183	$22,567	$-

	Fair Value Measurements
December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$15,383	$-	$15,383	$-
US Government and Agency Obligations	47,106	-	47,106	-
Loans Held-for-Sale	187	187	-	-

Total	$62,676	$187	$62,489	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2011 or 2010.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010:

	Fair Value Measurements
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans	947	-	-	947
Other Real Estate Owned	532	-	532	-

Total	1,479	-	532	947

	Fair Value Measurements
December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans	522	-	-	522
Other Real Estate Owned	1,696	-	1,696	-

Total	2,218	-	1,696	522

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 15.	Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  The 401(k) expense amounted to approximately $13,000, $14,000 and $13,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures.  There was no profit sharing contribution during 2011, 2010 or 2009.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer.  The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years.  In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years.  In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period.  In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary.  For the years ended December 31, 2011, 2010 and 2009, the Bank accrued $95,000, $91,000 and $86,000, respectively, in accordance with this agreement.  The Bank’s future compensation expense under this plan is $64,000 per year.

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer.  The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay.  The account is credited with earnings on an annual basis at a rate determined by the Board of Directors.  The Executive will be fully vested (100%) in his Accumulation Account at age 65.  The Plan provides for partial vesting when the Executive reaches the “Early Retirement Age” of 55 and remains in the employ of the Bank.  Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account.  Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age.  Notwithstanding the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control.  For the years ended December 31, 2011, 2010 and 2009, the Bank accrued $11,600, $10,100 and $9,700, respectively, in accordance with this agreement in the respective periods.

Note 16.	Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of its directors is an executive officer.  Premiums for such policies totaled $427,000, $535,000 and $414,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense was approximately $392,000, $371,000, and $343,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The ESOP shares as of December 31, 2011 and 2010, were as follows:

	2011	2010
Allocated Shares	88,838	63,455
Shares Released for Allocation	25,383	25,383
Unallocated Shares	393,438	418,821

Total ESOP Shares	507,659	507,659

Fair Value of Unallocated Shares	$6,235,992	$6,114,787

Stock Price at December 31	$15.85	$14.60

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 18.	Recognition and Retention Plan

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust.  The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the plan’s vesting requirements.  The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively.  Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the plan.  As of December 31, 2011, 234,677 shares had been awarded under the provisions of the plan to directors, officers and employees of the Company.

The Company recognized compensation expense during 2011 at a weighted-average per-share grant date fair value of $11.56.  Compensation expense related to the Recognition and Retention Plan was $521,000, $500,000 and $512,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, there were 25,752 shares available for future grants under the plan, which includes 6,600 shares that were forfeited by former participants in the plan.

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2011, follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value

Balance - December 31, 2010	134,752	$11.66
Granted	4,000	15.36
Vested	(44,184)	11.65
Forfeited	-	-

Balance - December 31, 2011	94,568	$11.82

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 19.	Stock Option Plan

On February 14, 2008, the shareholders of Louisiana Bancorp, Inc. also approved the Company’s 2007 Stock Option Plan.  The 2007 Stock Option Plan provides the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions.  The Compensation Committee of the Company grants options to eligible participants based on these factors.  Plan participants vest in their options at a rate of 20% per year over a five year period, beginning on the grant date of the option.  Vested options have an exercise period of ten years commencing on the date of grant.  If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.

Pursuant to the terms of the Stock Option Plan, 634,573 shares, or 10%, of common stock of the Company at the time of the plan’s adoption have been reserved for future issuance.  The Stock Option Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively.  Options granted to non-employee directors in the aggregate shall not exceed 30% of the shares available under the plan.

As of December 31, 2011, options to acquire 567,197 shares of common stock had been granted under the provisions of the plan to directors, officers and employees of the Company, net of options forfeited and vested by former participants in the plan, at a weighted-average exercise price of $11.77.  During the year ended December 31, 2011, there were no options awarded to directors, officers, or employees.

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Remaining Contract Term	Aggregate Intrinsic Value

Outstanding, December 31, 2010	532,197	$11.79
Options Granted	-	-
Options Exercised	-	-
Options Forfeited	(6,000)	13.50

Outstanding, December 31, 2011	526,197	$11.77	6.33 Years	6.33 Years	$2,146,393

Options Exercisable at December 31, 2011	309,118	$11.72	6.29 Years	6.29 Years	$1,276,790

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 19.	Stock Option Plan (Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2011, and changes during the year ended December 31, 2011, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	329,516	$11.86
Options Granted	-	-
Options Vested	(106,440)	11.75
Options Forfeited	(6,000)	13.50

Nonvested at December 31, 2011	217,076	$11.87

As of December 31, 2011, there was $324,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  Compensation expense related to the Stock Option Plan was $244,000, $241,000 and $239,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 20.	Earnings per Common Share

The Company computes earnings per share in accordance with FASB ASC 260-10, Earnings per Share.  Net income is divided by the weighted-average number of shares outstanding during the year to calculate basic net earnings per common share.  Diluted earnings per common share are calculated to give effect to stock options.

	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Numerator
Net Income	$2,117	$2,558	$2,534
Effect of Dilutive Securities	-	-	-

Numerator for Diluted Earnings Per Share	$2,117	$2,558	$2,534

Denominator
Weighted-Average Shares Outstanding	2,902,747	3,640,521	4,659,328
Effect of Potentially Dilutive Securities	125,286	106,056	72,559

Denominator for Diluted Earnings Per Share	3,028,033	3,746,577	4,731,887

Earnings Per Share
Basic	$0.73	$0.71	$0.54
Diluted	$0.70	$0.69	$0.54

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2011	2010	2009
Average Common Shares Issued	6,345,732	6,345,732	6,345,732
Average Unearned ESOP Shares	(418,713)	(444,134)	(469,516)
Average Unearned RRP Shares	(127,228)	(170,547)	(215,150)
Average Treasury Shares	(2,897,044)	(2,090,530)	(1,001,738)

	2,902,747	3,640,521	4,659,328

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.
Condensed Balance Sheets
As of December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
Assets
Cash and Cash Equivalents	$4,144	$2,430
Certificates of Deposits	93	187
Securities Available for Sale, at Fair Value	1,084	1,336
Investment in Subsidiary	51,211	55,885
Loan to ESOP	4,522	4,662
Accrued Interest Receivable	4	6
Other Assets	410	69

Total Assets	$61,468	$64,575

Liabilities and Shareholders' Equity
Liabilities
Due to Subsidiary	$-	$101
Other Liabilities	14	8

Total Liabilities	14	109

Total Shareholders' Equity	61,454	64,466

Total Liabilities and Shareholders' Equity	$61,468	$64,575

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands)

	2011	2010	2009
Income
Interest Income ESOP Loan	$380	$391	$401
Interest Income Investment Securities	66	205	510
Dividend Income from Subsidiary	6,800	9,882	-
Other Interest Income	1	156	39

Total Income	7,247	10,634	950

Operating Expenses	313	302	385

Income Before Income Taxes and Undistributed Earnings of Subsidiary	6,934	10,332	565

Federal Income Tax Expense	(49)	(142)	(194)

Equity in Undistributed Earnings of Subsidiary	(4,768)	(7,632)	2,163

Net Income	$2,117	$2,558	$2,534

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands)

	2011	2010	2009
Cash Flows from Operating Activities
Net Income	$2,117	$2,558	$2,534
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	4,768	7,632	(2,163)
Net Increase in Recognition and Retention Plan Shares Earned	514	514	516
Stock Option Plan Expense	244	242	239
Discount Accretion Net of Premium Amortization	(2)	(11)	(24)
Deferred Income Tax Benefit	(30)	(16)	(18)
Gain on Sale of Securities	-	(150)	(7)
Decrease in Accrued Interest Receivable	2	52	90
Increase in Other Assets	(300)	(46)	(22)
(Decrease) Increase in Due to Subsidiary	(101)	(1)	95
Increase (Decrease) in Other Liabilities	3	(5)	(128)

Net Cash Provided by Operating Activities	7,215	10,769	1,112

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	(16)	(77)	(1,280)
Purchases of Investment Securities - Available-for-Sale	(1,500)	-	(3,997)
Proceeds from Maturities of Certificates of Deposit	110	822	982
Proceeds from Maturities of Securities Available-for-Sale	1,914	1,097	12,112
Proceeds from Sales of Securities Available-for-Sale	-	5,135	5,007
Repayments of ESOP Loan by Subsidiary	139	128	118

Net Cash Provided by Investing Activities	647	7,105	12,942

Cash Flows from Financing Activities
Purchase of Treasury Stock	(5,965)	(16,628)	(15,595)
Proceeds from Exercise of Stock Options	-	93	-

Net Cash Used in Financing Activities	(5,965)	(16,535)	(15,595)

Net Increase (Decrease) in Cash and Cash Equivalents	1,897	1,339	(1,541)

Cash and Cash Equivalents, Beginning of Year	2,430	1,091	2,632

Cash and Cash Equivalents, End of Year	$4,327	$2,430	$1,091

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 22.	Plan of Reorganization and Stock Issuance

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

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 8, 2012 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company's website at www.bankofneworleans.com.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	620,765	(1)	$11.77	(2)	118,128
Equity compensation plans not approved by security holders	- -		- -		- -
Total	620,765		$11.77		118,128

______________________________
(Footnotes on following page)

(1)	Includes 94,568 shares subject to restricted stock grants which were not vested as of December 31, 2011.
(2)	The weighted-average exercise price excludes such restricted stock grants.

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

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)
3.2	Bylaws of Louisiana Bancorp, Inc.	(1)
4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)
10.1	Amended and Restated Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(2)
10.2	Amended and Restated Supplement Executive Retirement Plan with John LeBlanc*	(2)
10.3	Amended and Restated Directors Deferred Compensation Plan*	(2)
10.4	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(2)
10.5	Amended and Restated Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(2)
10.6	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(2)
10.7	Amended and Restated Employment Agreement between Bank of New Orleans and John LeBlanc*	(2)
10.8	Employment Agreement between Bank of New Orleans and C. Holly Callia	(3)
10.8	2007 Stock Option Plan*	(4)
10.9	2007 Recognition and Retention Plan and Trust Agreement*	(4)
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	--
23.1	Consent of LaPorte, A Professional Accounting Corporation	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
_______________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 28, 2008.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, date as of October 25, 2011.
(4)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 27, 2012	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Lawrence J. LeBon, III	Chairman of the Board, President	March 27, 2012
Lawrence J. LeBon, III	and Chief Executive Officer
(principal executive officer)

/s/John LeBlanc	Senior Vice President and	March 27, 2012
John LeBlanc	Chief Financial Officer
(principal financial and
principal accounting officer)

/s/Maurice F. Eagan, Jr.	Director	March 27, 2012
Maurice F. Eagan, Jr.

/s/Michael E. Guarisco	Director	March 27, 2012
Michael E. Guarisco

/s/Gordon Konrad	Director	March 27, 2012
Gordon K, Konrad

/s/Brian G. LeBon, Sr.	Director	March 27, 2012
Brian G. LeBon, Sr.

/s/Ivan J. Miestchovich	Director	March 27, 2012
Ivan J. Miestchovich