Form 10-K/A
period 2011-12-31
LOUISIANA BANCORP INC
filed 2012-05-02
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On March 28, 2012, Louisiana Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

This amendment on Form 10-K/A is being filed solely for the purpose of correcting the inadvertent omission of our auditor’s signature on its Report of Independent Registered Public Accounting Firm previously included in Item 8 of the originally filed Annual Report on Form 10-K.  At the time of filing of the original Annual Report on Form 10-K, we had received a manually signed and dated Report of Independent Registered Public Accounting Firm.  There are no other changes to the Company’s 2011 Annual Report on Form 10-K.

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

LOUISIANA BANCORP, INC.
May 2, 2012	By:	/s/ Lawrence J. LeBon, III Lawrence J. LeBon, III Chairman of the Board, President and Chief Executive Officer

May 2, 2012	By:	/s/ John LeBlanc John LeBlanc Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)