Form 10-Q
period 2012-03-31
LOUISIANA BANCORP INC
filed 2012-05-10
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q
_________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573
_________________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_________________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).   [x] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ] Yes   [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2012, there were 3,239,094 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets

	(unaudited) March 31, 2012	December 31, 2011
	(In Thousands)
Assets
Cash and Due from Banks	$2,416	$2,064
Short-Term Interest-Bearing Deposits	2,078	25,525
Total Cash and Cash Equivalents	4,494	27,589

Certificates of Deposit	742	742
Securities Available-for-Sale, at Fair Value (Amortized Cost of $14,476 and $21,780, respectively)	15,385	22,750
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $89,833 and $63,067, respectively)	86,353	59,581
Loans, Net of Allowance for Loan Losses of $1,749 and $1,805, respectively	201,306	195,632
Loans Held for Sale	3,352	-
Accrued Interest Receivable	1,096	1,081
Other Real Estate Owned	832	532
Stock in Federal Home Loan Bank	1,726	1,543
Premises and Equipment, Net	2,203	1,636
Other Assets	1,839	2,042
Total Assets	$319,328	$313,128

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$9,438	$9,764
Interest-Bearing	183,988	184,562
Total Deposits	193,426	194,326

Borrowings	64,170	57,113
Advance Payments by Borrowers for Taxes and Insurance	1,793	2,395
Accrued Interest Payable	270	297
Other Liabilities	1,422	1,477
Total Liabilities	261,081	255,608

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,239,094 and 3,257,130 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,228	63,218
Unearned ESOP Shares	(3,934)	(3,934)
Unearned Recognition and Retention Plan Shares	(983)	(1,516)
Treasury Stock, at Cost (3,106,638 shares and 3,088,602 shares, respectively)	(43,582)	(43,286)
Retained Earnings	42,854	42,335
Accumulated Other Comprehensive Income	601	640
Total Shareholders' Equity	58,247	57,520

Total Liabilities and Shareholders' Equity	$319,328	$313,128

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands, Except per Share data)
Interest and Dividend Income
Loans, Including Fees	$2,723	$2,730
Mortgage Backed Securities	780	897
Investment Securities	40	196
Other Interest-Bearing Deposits	9	8
Total Interest and Dividend Income	3,552	3,831

Interest Expense
Deposits	559	710
Borrowings	552	653
Total Interest Expense	1,111	1,363

Net Interest Income	2,441	2,468

Provision for Loan Losses	55	37

Net Interest Income after Provision for Loan Losses	2,386	2,431

Non-Interest Income
Customer Service Fees	140	125
Gain on Sale of Loans	109	56
Other Income	25	19
Total Non-Interest Income	274	200

Non-Interest Expense
Salaries and Employee Benefits	1,192	1,133
Occupancy Expense	291	277
Louisiana Bank Shares Tax	58	57
FDIC Insurance Premium	37	53
Net Cost of OREO Operations	38	2
Other Expenses	248	224
Total Non-Interest Expense	1,864	1,746

Income Before Income Tax Expense	796	885

Income Tax Expense	277	306

Net Income	$519	$579

Earnings Per Share
Basic	$0.19	$0.19
Diluted	$0.18	$0.18

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)

Net Income	$519	$579

Other Comprehensive Loss, Net of Tax
Unrealized Holding Losses Arising During the Period	(39)	(181)

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive Loss	(39)	(181)

Comprehensive Income	$480	$398

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Three Months Ended March 31, 2011	-	-	-	-	-	579	-	579
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(181)	(181)
Stock Purchased for Treasury	-	-	-	-	(259)	-	-	(259)
RRP Shares Earned	-	(46)	-	534	-	-	-	488
Stock Option Expense	-	61	-	-	-	-	-	61

Balances at March 31, 2011	$63	$62,895	$(4,188)	$(1,540)	$(37,580)	$40,797	$519	$60,966

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Three Months Ended March 31, 2012	-	-	-	-	-	519	-	519
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(39)	(39)
Stock Purchased for Treasury	-	-	-	-	(352)	-	-	(352)
RRP Shares Earned	-	(46)	-	533	-	-	-	487
Stock Options Exercised	-	(2)			56			54
Stock Option Expense	-	58	-	-	-	-	-	58

Balances at March 31, 2012	$63	$63,228	$(3,934)	$(983)	$(43,582)	$42,854	$601	$58,247

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$519	$579
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	50	48
Provision for Loan Losses	55	37
Net Increase in RRP Shares Earned	487	487
Stock Option Plan Expense	58	61
Discount Accretion Net of Premium Amortization	27	(31)
Deferred Income Tax Benefit	(13)	(13)
Gain on Sale of Loans	(109)	(56)
Gain on the Sale of Property and Equipment	(5)	-
Originations of Loans Held-for-Sale	(5,920)	(4,809)
Proceeds from Sales of Loans Held-for-Sale	6,030	3,809
Net Increase in Loans Held-for-Sale	(3,352)	-
Increase in Accrued Interest Receivable	(15)	(79)
Impairment of Other Real Estate Owned	30	-
Decrease in Other Assets	237	326
Decrease in Accrued Interest Payable	(27)	(46)
Decrease in Other Liabilities	(55)	(157)
Net Cash (Used in) Provided by Operating Activities	(2,003)	156

Cash Flows from Investing Activities
Purchase of Securities Available-for-Sale	-	(3,000)
Purchase of Securities Held-to-Maturity	(31,353)	-
Proceeds from Maturities of Securities Available-for-Sale	7,310	1,880
Proceeds from Maturities of Securities Held-to-Maturity	4,548	6,434
Net Increase in Loans Receivable	(6,060)	(4,041)
Purchase of Property and Equipment	(634)	(29)
Proceeds from Sale of Property and Equipment	22	-
Proceeds from Sale of Other Real Estate Owned	-	350
Net Increase in Investment in Federal Home Loan Bank Stock	(183)	(10)
Net Cash (Used in) Provided by Investing Activities	(26,350)	1,584

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(900)	4,455
Decrease in Advances by Borrowers for Taxes and Insurance	(602)	(542)
Increase (Decrease) in Borrowings	7,058	(790)
Purchase of Treasury stock	(352)	(259)
Proceeds from Exercise of Stock Options	54	-

Net Cash Provided by Financing Activities	5,258	2,864

Net (Decrease) Increase in Cash and Cash Equivalents	(23,095)	4,604

Cash and Cash Equivalents, Beginning of Year	27,589	6,610

Cash and Cash Equivalents, End of Period	$4,494	$11,214

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,138	$1,408

Income Taxes	$-	$-

Loans Transferred to Other Real Estate Owned During the Period	$330	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of March 31, 2012 or December 31, 2011.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition was appropriate under U.S. GAAP.

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

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheets, such items, along with income, are components of comprehensive income.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$127	$7	$-	$134
FNMA	5,425	420	-	5,845
FHLMC	2,786	210	-	2,996
	8,338	637	-	8,975

U.S. Government and Agency Obligations	5,955	236	-	6,191
Equity Securities	183	36	-	219

Total	$14,476	$909	$-	$15,385

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$146	$9	$-	$155
FNMA	6,347	470	-	6,817
FHLMC	3,155	229	-	3,384
	9,648	708	-	10,356

U.S. Government and Agency Obligations	11,949	262	-	12,211
Equity Securities	183	-	-	183

Total	$21,780	$970	$-	$22,750

A summary of securities classified as held-to-maturity at March 31, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,647	$225	$-	$5,872
FNMA	38,535	1,992	(25)	40,502
FHLMC	13,406	1,146	-	14,552
	57,588	3,363	(25)	60,926

Collateralized Mortgage Obligations
FNMA	13,693	34	(12)	13,715
FHLMC	15,072	137	(17)	15,192
	$86,353	$3,534	$(54)	$89,833

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,987	$244	$-	$6,231
FNMA	38,994	2,031	-	41,025
FHLMC	14,600	1,211	-	15,811
	$59,581	$3,486	$-	$63,067

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2012, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$390	$411	$-	$-
One to Five Years	7,497	7,813	453	484
Five to Ten Years	5,781	6,265	13,119	14,195
Over Ten Years	625	677	72,781	75,154

Total	$14,293	$15,166	$86,353	$89,833

Equity Securities	183	219

	$14,476	$15,385

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
March 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
March 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	25	3,956	-	-
FHLMC	-	-	-	-
	25	3,956	-	-

Collateralized Mortgage Obligations
FNMA	12	3,997
FHLMC	17	6,308

U.S. Government and Agency Obligations	-	-	-	-

Total	$54	$14,261	$-	$-

December 31, 2011
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

The unrealized losses on the company’s investments were caused by interest rate increases.  Because the decline in the market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investment to be other-than-temporarily impaired at March 31, 2012.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	March 31, 2012	December 31, 2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$109,219	$105,718
Home Equity Loans and Lines	19,546	18,467
Multi-family Residential	18,591	14,591
Commercial Real Estate	57,624	56,492
Land	824	1,299

Total Loans Secured by Real Estate	205,804	196,567

Consumer and Other Loans
Loans Secured by Deposits	452	568
Other	270	452

Total Consumer and Other Loans	722	1,020

Less:
Allowance for Loan Losses	(1,749)	(1,805)
Net Deferred Loan Origination Fess/Costs	(119)	(150)

Total Loans, Net	$204,658	$195,632

A summary of our current, past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 follows:

March 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$572	$572	$108,647	$109,219
Home Equity Loans and Lines	66	-	444	510	19,036	19,546
Multi-family Residential	-	-	27	27	18,591	18,618
Commercial Real Estate	-	-	48	48	57,549	57,597
Land	-	-	-	-	824	824
Consumer and Other Loans	8	-	-	8	714	722

Total	$74	$-	$1,091	$1,165	$205,361	$206,526

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$463	$-	$110	$573	$105,145	$105,718
Home Equity Loans and Lines	125	-	569	694	17,773	18,467
Multi-family Residential	-	-	-	-	14,591	14,591
Commercial Real Estate	-	-	330	330	56,162	56,492
Land	-	-	-	-	1,299	1,299
Consumer and Other Loans	-	-	65	65	955	1,020

Total	$588	$-	$1,074	$1,662	$195,925	$197,587

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	(In Thousands)

Balance, Beginning of Period	$1,805	$1,759
Provision for Loan Losses	55	53
Loan Recoveries	6	1
Charge-Offs	(117)	(8)
Balance, End of Period	$1,749	$1,805

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and March 31, 2011.

	Real Estate Secured Mortgage Loans
March 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for (Recovery of) Loan Losses	27	(4)	32	6	-	(6)	55
Charge-Offs	-	(48)	-	-	-	(69)	(117)
Recoveries of prior charge-offs	3	1	-	-	-	2	6

Balance, End of Year	$919	$156	$180	$491	$2	$1	$1,749

Ending Balance Allocated to:
Loans individually evaluated for impairment	$2	$9	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	917	147	180	491	2	1	1,738
	$919	$156	$180	$491	$2	$1	$1,749

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$109	$292	$-	$-	$-	$-	$401
Loans collectively evaluated for impairment	109,110	19,254	18,591	57,624	824	722	206,125
	$109,219	$19,546	$18,591	$57,624	$824	$722	$206,526

	Real Estate Secured Mortgage Loans
March 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	1	(4)	15	27	(1)	(1)	37
Loans Charged-Off	-	(2)	-	-	-	-	(2)
Recoveries of prior charge-offs	-	-	-	-	-	-	-

Balance, End of Year	$859	$264	$115	$469	$8	$79	$1,794

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$146	$-	$-	$1	$68	$215
Loans collectively evaluated for impairment	859	118	115	469	7	11	1,579
	$859	$264	$115	$469	$8	$79	$1,794

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$309	$-	$-	$-	$68	$377
Loans collectively evaluated for impairment	98,247	15,286	13,895	56,053	922	1,364	185,767
	$98,247	$15,595	$13,895	$56,053	$922	$1,432	$186,144

A summary of the loans evaluated for possible impairment follows:

	March 31, 2012	December 31, 2011
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$401	$232
Imparied Loans not Requiring a Loss Allowance	690	842

Total Impaired Loans	$1,091	$1,074

Loss Allowance on Impaired Loans	$11	$128

At March 31, 2012 and December 31, 2011, all impaired loans were in nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at March 31, 2012 and December 31, 2011, was approximately $70,000 and $65,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

As of March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$462	$462	$-	$286	$-
Home Equity Loans and Lines	153	153	-	277	5
Multi-family Residential	27	27	-	14	-
Commercial Real Estate	48	48	-	189	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	1

Total	$690	$690	$-	$766	$6

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$109	$109	$2	$55	$2
Home Equity Loans and Lines	292	292	9	230	1
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	32	-

Total	$401	$401	$11	$317	$3

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$571	$571	$2	$341	$2
Home Equity Loans and Lines	445	445	9	507	6
Multi-family Residential	27	27	-	14	-
Commercial Real Estate	48	48	-	189	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	32	1

Total	$1,091	$1,091	$11	$1,083	$9

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$-	$95	$4
Home Equity Loans and Lines	402	402	-	346	10
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	-	-	-	8	-

Total	$842	$842	$-	$529	$30

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$2	$-	$-
Home Equity Loans and Lines	167	167	61	233	17
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	65	65	65	67	5

Total	$232	$232	$128	$300	$22

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	2	$95	$4
Home Equity Loans and Lines	569	569	61	579	27
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	65	65	65	75	5

Total	$1,074	$1,074	$128	$829	$52

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of March 31, 2012 and December 31, 2011.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
March 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$108,648	$19,101	$18,564	$57,576	$824	$722	$205,435
Special Mention	-	-	-	-	-	-	-
Substandard	571	445	27	48	-	-	1,091
Loss	-	-	-	-	-	-	-
Total	$109,219	$19,546	$18,591	$57,624	$824	$722	$206,526

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$105,608	$17,984	$14,591	$56,162	$1,299	$955	$196,599
Special Mention	-	-	-	-	-	-	-
Substandard	110	316	-	330	-	-	756
Loss	-	167	-	-	-	65	232
Total	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

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

	Three Months Ended March 31,
	2012	2011

Net Income	$519,000	$579,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(393,389)	(418,813)
Weighted Average Unearned RRP Shares	(98,481)	(142,892)
Weighted Average Treasury Shares	(3,097,012)	(2,715,169)

Weighted Average Shares Outstanding for Basic EPS	2,756,850	3,068,858

Earnings per Share, Basic	$0.19	$0.19

Weighted Average Shares Outstanding for Basic EPS	2,756,850	3,068,858
Effect of Dilutive Securities	136,418	107,572
Weighted Average Shares Outstanding for Diluted EPS	2,893,268	3,176,430

Earnings per Shares, Diluted	$0.18	$0.18

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at March 31, 2012 and December 31, 2011, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
March 31, 2012
Tangible Capital	$47,192	14.86%	$4,763	1.50%	N/A	N/A
Core/Leverage Capital	47,192	14.86%	9,525	3.00%	$15,875	5.00%
Tier 1 Risk-Based Capital	47,192	28.73%	6,571	4.00%	9,856	6.00%
Total Risk-Based Capital	48,941	29.79%	13,142	8.00%	16,427	10.00%

December 31, 2011
Tangible Capital	$46,684	15.00%	$4,668	1.50%	N/A	N/A
Core/Leverage Capital	46,684	15.00%	9,336	3.00%	$15,560	5.00%
Tier 1 Risk-Based Capital	46,623	29.32%	6,360	4.00%	9,540	6.00%
Total Risk-Based Capital	48,300	30.38%	12,720	8.00%	15,900	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)

Capital Under GAAP	$47,727	$47,277
Unrealized Gains on Available-for-Sale Securities	(535)	(593)
Tier 1 Capital	47,192	46,684

Allowance for Loan Losses	1,749	1,677
Recourse Obligations	-	(61)
Total Risk-Based Capital	$48,941	$48,300

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.  All of the mortgage-backed securities reported at fair value on March 31, 2012, and December 31, 2011, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$8,975	$-	$8,975
US Government and Agency Obligations	-	6,191	-	6,191
Equity Securities	219	-	-	219
Loans Held-for-Sale	-	3,385	-	3,385

Total	$219	$18,551	$-	$18,770

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$10,356	$-	$10,356
US Government and Agency Obligations		12,211	-	12,211
Equity Securities	183	-	-	183

Total	$183	$22,567	$-	$22,750

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2012 or December 31, 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

	Fair Value Measurements
March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$1,091	$1,091
Other Real Estate Owned	-	832	-	832

Total	$-	$832	$1,091	$1,923

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$947	$947
Other Real Estate Owned	-	532	-	532

Total	$-	$532	$947	$1,479

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at March 31, 2012 or December 31, 2011.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate.  Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments.  A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,494	$4,494	$27,589	$27,589
Certificates of Deposit	742	747	742	745
Securities	101,738	105,218	82,331	85,817

Loans	206,407	215,309	197,437	206,594
Less Allowance for Loan Losses	(1,749)	(1,749)	(1,805)	(1,805)
Loans, Net of Allowance	204,658	213,560	195,632	204,789

Federal Home Loan Bank Stock	1,726	1,726	1,543	1,543

Financial Liabilities
Deposits	$193,426	$199,154	$194,326	$200,413
Borrowings	64,170	67,057	57,113	60,489

Unrecognized Financial Instruments
Commitments to Extend Credit	$21,559	$21,564	$18,518	$18,523

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

General

During the first quarter of 2012, the Bank purchased a branch office building and related improvements in Covington, Louisiana from a regional commercial bank which consolidated its operations in the market.  The purchase did not include deposits or loans of the former owner.  Management anticipates opening the new location as a full service branch office in June 2012.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets were $319.3 million at March 31, 2012, an increase of $6.2 million from December 31, 2011.  Cash and cash equivalents declined by $23.1 million to $4.5 million at March 31, 2012.  Total securities available-for-sale were $15.4 million at March 31, 2012, a decrease of $7.4 million compared to December 31, 2011.  This decrease was due to the maturity of $6.0 million in US Agency debt securities and a $1.4 million reduction in the balance of available-for-sale mortgage-backed securities.  During the first quarter of 2012, total securities held-to-maturity increased by $26.8 million, to $86.4 million.  This increase in the balance of our securities held-to-maturity was due to the purchase of $27.4 million in US Agency issued CMOs and $4 million in US Agency issued mortgage-backed securities.  These purchases were partially offset by the receipt of $4.6 million in scheduled principal payments and unscheduled prepayments of principal on mortgage-backed securities.  Net loans receivable were $204.7 million at March 31, 2012, an increase of $9.0 million compared to December 31, 2011.  During the quarter ended March 31, 2012, our first mortgage loans secured by single family residences increased by $3.5 million, our home equity loans and lines of credit increased by $1.1 million, our first mortgage loans secured by multifamily residential collateral increased by $4.0 million, and first mortgage loans secured by non-residential commercial real estate increased by $1.1 million.

Total impaired loans were $1.1 million at both March 31, 2012 and December 31, 2011.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned increased by $300,000 to $832,000 during the first three months of 2012.  At March 31, 2012, our other real estate owned was comprised of a restaurant located in Baton Rouge, Louisiana with a fair value of $300,000, a single family residence located in New Orleans with a fair market value of $150,000, and the Bank’s participation interest in a $170 million construction loan secured by a multi-use development in Baton Rouge, Louisiana, which had a fair value of $382,000 at March 31, 2012.  Total nonperforming assets were $1.9 million at March 31, 2012, and $1.6 million at December 31, 2011.  Expressed as a percentage of total assets, nonperforming assets were 0.60% at March 31, 2012, and 0.51% at December 31, 2011.

Total deposits were $193.4 million at March 31, 2012, and $194.3 million at December 31, 2011.  At the end of the first quarter of 2012, our total deposits were comprised of $9.4 million in noninterest bearing accounts and $184.0 million of interest bearing accounts.  Total Federal Home Loan Bank advances and other borrowings were $64.2 million at March 31, 2012, an increase of $7.1 million compared to December 31, 2011.  This increase in total borrowings was due to $7.5 million in short-term FHLB advances used to fund the growth in our loan portfolio during the quarter.

Total shareholders’ equity was $58.2 million at March 31, 2012, an increase of $727,000 from December 31, 2011.  Total shareholders’ equity was increased by $519,000 in net income, and the release of 42,284 shares held by the Recognition and Retention Plan Trust, with a cost basis of $533,000, which became vested and were released to plan participants.  These increases were partially offset by the acquisition of 22,036 shares of common stock at an aggregate cost of $352,000, pursuant to our stock repurchase plans, and a $39,000 reduction in accumulated other comprehensive income.    The Bank’s tier 1 capital ratio was 14.86% at March 31, 2012, which was well in excess of well-capitalized regulatory standards at such date.  Tier 1 risk-based capital and total risk-based capital were 28.73% and 29.79%, respectively, at March 31, 2012.

Comparison of Our Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  Net income for the quarter ended March 31, 2012 was $519,000, a decrease of $60,000 from the first quarter of 2011.  Diluted earnings per share were $0.18 for both quarters ended March 31, 2012 and 2011.  Net interest income was $2.4 million during the first quarter of 2012, a decrease of $27,000 compared to the first quarter of 2011.  Non-interest income increased by $74,000 between the respective quarters due primarily to increased gains on the sale of residential mortgage loans.  Non-interest expense was $1.9 million for the first quarter of 2012, an increase of $118,000 compared to the first quarter of 2011.

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

	Three months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$200,282	$2,723	5.44%	$183,032	$2,730	5.97%
Mortgage-backed Securities	86,812	780	3.59%	73,316	897	4.89%
Investment Securities	7,859	40	2.04%	50,366	196	1.56%
Other Interest-Earning Assets	12,020	9	0.30%	7,467	8	0.43%
Total Interest-Earning Assets	306,973	3,552	4.63%	314,181	3,831	4.88%

Non-Interest Earning Assets	7,339			8,185

Total Assets	$314,312			$322,366

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$49,909	28	0.22%	$45,505	42	0.37%
Certificates of Deposit	133,668	531	1.59%	135,305	668	1.97%
Total Interest-Bearing Deposits	183,577	559	1.22%	180,810	710	1.57%

Borrowings	59,441	552	3.71%	68,147	653	3.83%
Total Interest-Bearing Liabilities	243,018	1,111	1.83%	248,957	1,363	2.19%

Non-Interest Bearing Liabilities	13,396			12,797

Total Liabilities	256,414			261,754

Stockholders' Equity	57,898			60,612

Total Liabilities and Stockholders' Equity	$314,312			$322,366

Net Interest-Earning Assets	$63,955			$65,224

Net Interest Income; Average Interest Rate Spread		$2,441	2.80%		$2,468	2.69%

Net Interest Margin (2)			3.18%			3.14%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.32%			126.20%
_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was $2.4 million during the first quarter of 2012, a decrease of $27,000 compared to the first quarter of 2011.  During the 2012 period, interest income was $3.6 million, a decrease of $279,000 compared to the 2011 period.  This decrease in interest income was attributed to a decrease in average interest-earning assets of $7.2 million between the respective quarterly periods, due to a reduction in our investment securities portfolio, and a 25 basis point decrease in the average yield on our interest-earning assets.  The average yield on our interest-earning assets was 4.63% and 4.88%, respectively, for the three month periods ended March 31, 2012 and 2011.  Interest income on loans receivable was $2.7 million during the first quarter of both 2012 and 2011.  We saw a $17.3 million increase in the average balance of our loans receivable during the first quarter of 2012 compared to the first quarter of 2011, although this was offset by a 53 basis point reduction in the average yield earned on our loan portfolio.  The average balance of our mortgage-backed securities increased by $13.5 million while the average yield on our mortgage-backed securities decreased by 130 basis points during the first quarter of 2012 compared to the first quarter of 2011, resulting in a decrease in interest income on mortgage-backed securities of $117,000.  Interest income on investment securities decreased by $156,000 to $40,000 for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.  This decrease in interest income on investment securities was primarily due to a $42.5 million decrease in the average balance of our investment securities.

Interest Expense.  Total interest expense was $1.1 million, with our interest-bearing liabilities having an average cost of 1.83% during the first quarter of 2012, compared to $1.4 million and an average cost of 2.19% for the first quarter of 2011.  The average rate paid on interest-bearing deposits was 1.22% during the quarter ended March 31, 2012, a decrease of 35 basis points from the quarter ended March 31, 2011.  Interest expense on borrowings was $552,000 at an average cost of 3.71% during the first quarter of 2012, and $653,000 at an average cost of 3.83% during the first quarter of 2011.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities improved to 2.80% for the first quarter of 2012, compared to 2.69% for the first quarter of 2011.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.18% for the three month period ended March 31, 2012, an increase of four basis points from the three month period ended March 31, 2011.

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

The Company recorded provisions for loan losses of $55,000 during the first quarter of 2012, compared to provisions for loan losses of $37,000 during the first quarter of 2011.  Our allowance for loan losses was $1.7 million at March 31, 2012, or 160.31% of our non-performing loans at such date.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.85% and 0.91% at March 31, 2012 and December 31, 2011, respectively.  The Company recorded charge-offs of $48,000 against its home equity loans and lines of credit and $69,000 against its consumer loans during the first quarter of 2012.

Non-interest Income.  Non-interest income for the first quarter of 2012 was $274,000, an increase of $74,000 from the first quarter of 2011.  Customer service fees, which are primarily comprised of fees earned on transaction accounts and broker fees earned on certain loan sales, were $140,000 during the 2012 period, an increase of $15,000 from the 2011 period.  During the quarter ended March 31, 2012, the Bank sold $5.9 million in mortgage loans resulting in gains of $109,000 compared to the sale of $3.8 million in mortgage loans which resulted in gains of $56,000 during the quarter ended March 31, 2011.  Other non-interest income was $25,000 and $19,000, respectively for the three month periods ended March 31, 2012 and 2011.

Non-interest Expense. Non-interest expense for the quarter ended March 31, 2012 was $1.9 million, an increase of $118,000 from the quarter ended March 31, 2011.  Salaries and employee benefits expense was $1.2 million during the first quarter of 2012, an increase of $59,000 compared to the first quarter of 2011.  The increase in salaries and benefits expense was primarily due to an increase in commissions earned on loan originations and overall higher levels of salaries due to an increase in our number of employees.  Occupancy expenses were $291,000 and $277,000 for the respective quarters ended March 31, 2012 and 2011.  This increase in occupancy expense was attributed to repairs and renovations to our new branch office.  The Louisiana Bank Shares tax was $58,000 and $57,000, respectively, for the three month periods ended March 31, 2012 and 2011.  Our FDIC deposit insurance premiums decreased by $16,000 during the first three months of 2012 compared to the first three months of 2011.  This decrease in our FDIC deposit insurance premium was due to a reduction in the base assessment applicable to our institution.  The net cost of OREO operations was $38,000 for the first quarter of 2012, an increase of $36,000 compared to the first quarter of 2011.  During the 2012 period, the Company recorded write-downs of $30,000 against its OREO.  Other non-interest expenses were $248,000 and $224,000, respectively, for the period ended March 31, 2012 and 2011.  This increase was primarily due to increases in our advertising expenses, postage expense and costs associated with our public reporting requirements.

Income Tax Expense. Income tax expense was $277,000 based on pre-tax income of $796,000 during the first quarter of 2012 compared to income tax expense of $306,000 on pre-tax income of $885,000 during the first quarter of 2011.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2012, our cash and cash equivalents amounted to $4.5 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $15.4 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2012, we had certificates of deposit maturing within the next 12 months amounting to $83.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At March 31, 2012, we had $64.2 million in total borrowings, including $38.2 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At March 31, 2012, the Company had $125.5 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2012.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$133,211	$83,816	$32,848	$16,547	$-
FHLB Advances and Other Borrowings	64,170	38,035	14,927	8,037	3,171
Total Long-Term Debt	197,381	121,851	47,775	24,584	3,171

Operating Lease Obligations	$136	$34	$68	$34	$-

Total Contractual Obligations	$197,517	$121,885	$47,843	$24,618	$3,171

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 31-34 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)

January 1 - January 31, 2012	-	-	-	157,025
February 1 - February 29, 2012	14,963	$15.96	14,963	142,062
March 1 - March 31, 2012	7,073	15.94	7,073	134,989
Total	22,036	$15.96	22,036

_______________
(1)
On October 28, 2011, the Company announced a stock repurchase program to acquire up to 5%, or 163,163 shares of its outstanding common stock over a six-month period.  On April 27, 2012, the Company extended the duration of this program to October 26, 2012.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Mine Safety Disclosure

Not applicable.

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

LOUISIANA BANCORP, INC.
Date: May 10, 2012	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer