Form 10-Q
period 2012-06-30
LOUISIANA BANCORP INC
filed 2012-08-14
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2012, there were 3,022,792 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets
	(unaudited)
	June 30, 2012	December 31, 2011
	(In Thousands)
Assets
Cash and Due from Banks	$2,436	$2,064
Short-Term Interest-Bearing Deposits	1,294	25,525
Total Cash and Cash Equivalents	3,730	27,589

Certificates of Deposit	481	742
Securities Available-for-Sale, at Fair Value (Amortized Cost of $13,317 and $21,780, respectively)	14,128	22,750
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $84,449 and $63,067, respectively)	80,943	59,581

Loans Held for Sale	2,869	-
Loans Held for Investment	214,009	197,437
Allowance for Loan Loss	(1,821)	(1,805)
Total Loans Receivable	215,057	195,632

Accrued Interest Receivable	1,078	1,081
Other Real Estate Owned	652	532
Stock in Federal Home Loan Bank	1,989	1,543
Premises and Equipment, Net	2,315	1,636
Other Assets	2,137	2,042
Total Assets	322,510	313,128
	-
Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$12,563	$9,764
Interest-Bearing	182,854	184,562
Total Deposits	195,417	194,326

Borrowings	67,166	57,113
Advance Payments by Borrowers for Taxes and Insurance	2,366	2,395
Accrued Interest Payable	276	297
Other Liabilities	1,753	1,477
Total Liabilities	266,978	255,608

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,032,792 and 3,257,130 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,290	63,218
Unearned ESOP Shares	(3,934)	(3,934)
Unearned Recognition and Retention Plan Shares	(973)	(1,516)
Treasury Stock, at Cost (3,312,940 shares and 3,088,602 shares, respectively)	(46,919)	(43,286)
Retained Earnings	43,470	42,335
Accumulated Other Comprehensive Income	535	640
Total Shareholders' Equity	55,532	57,520

Total Liabilities and Shareholders' Equity	$322,510	$313,128

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except per Share Data
Interest and Dividend Income
Loans, Including Fees	$2,796	$2,732	$5,519	$5,462
Mortgage Backed Securities	761	824	1,541	1,721
Investment Securities	36	201	76	397
Other Interest-Bearing Deposits	4	7	13	15
Total Interest and Dividend Income	3,597	3,764	7,149	7,595

Interest Expense
Deposits	534	694	1,093	1,404
Borrowings	565	653	1,117	1,306
Total Interest Expense	1,099	1,347	2,210	2,710

Net Interest Income	2,498	2,417	4,939	4,885

Provision for (Recovery of) Loan Losses	73	(67)	128	(30)

Net Interest Income after Provision for Loan Losses	2,425	2,484	4,811	4,915

Non-Interest Income
Customer Service Fees	236	123	376	248
Gain on Sale of Loans	268	93	377	149
Other Income	40	27	65	46
Total Non-Interest Income	544	243	818	443

Non-Interest Expense
Salaries and Employee Benefits	1,250	1,171	2,442	2,304
Occupancy Expense	312	276	603	553
Louisiana Bank Shares Tax	57	57	115	114
FDIC Insurance Premium	38	27	75	80
Net Cost of OREO Operations	32	236	70	238
Other Expenses	337	260	585	484
Total Non-Interest Expense	2,026	2,027	3,890	3,773

Income Before Income Tax Expense	943	700	1,739	1,585

Income Tax Expense	327	243	604	549

Net Income	$616	$457	$1,135	$1,036

Earnings Per Share
Basic	$0.23	$0.15	$0.42	$0.34
Diluted	$0.22	$0.15	$0.40	$0.33

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
	(In Thousands)

Net Income	$1,135	$1,036

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Losses) Gains Arising During the Period	(105)	86

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive (Loss) Income	(105)	86

Comprehensive Income	$1,030	$1,122

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)
							Accumulated
		Additional	Unearned	Unearned			Other	Total
	Common	Paid-in	ESOP	RRP	Treasury	Retained	Comprehensive	Shareholders'
	Stock	Capital	Stock	Stock	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Six Months Ended June 30, 2011	-	-	-	-	-	1,036	-	1,036
Other Comprehensive Income, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	86	86
Stock Purchased for Treasury	-	-	-	-	(3,102)	-	-	(3,102)
RRP Shares Earned	-	(46)	-	534	-	-	-	488
Stock Option Expense	-	121	-	-	-	-	-	121

Balances at June 30, 2011	$63	$62,955	$(4,188)	$(1,540)	$(40,423)	$41,254	$786	$58,907

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Six Months Ended June 30, 2012	-	-	-	-	-	1,135	-	1,135
Other Comprehensive Loss, Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(105)	(105)
Stock Purchased for Treasury	-	-	-	-	(3,689)	-	-	(3,689)
RRP Shares Earned	-	(44)	-	543	-	-	-	499
Stock Options Exercised	-	(2)			56			54
Stock Option Expense	-	118	-	-	-	-	-	118

Balances at June 30, 2012	$63	$63,290	$(3,934)	$(973)	$(46,919)	$43,470	$535	$55,532

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months
	Ended June 30,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,135	$1,036
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	107	94
Provision for (Recovery of) Loan Losses	128	(30)
Net Increase in RRP Shares Earned	499	488
Stock Option Plan Expense	118	121
Discount Accretion Net of Premium Amortization	74	(55)
Deferred Income Tax Benefit	(27)	(27)
Gain on Sale of Loans	(377)	(149)
Gain on the Sale of Property and Equipment	(5)	(5)
Gain on Sale of Other Real Estate Owned	(3)	-
Originations of Loans Held-for-Sale	(20,098)	(11,726)
Proceeds from Sales of Loans Held-for-Sale	17,202	10,073
Net Increase in Loans Held-for-Sale	(2,869)	-
Decrease in Accrued Interest Receivable	3	71
Impairment of Other Real Estate Owned	60	215
Increase in Other Assets	(13)	(105)
Decrease in Accrued Interest Payable	(21)	(66)
Increase in Other Liabilities	276	226
Net Cash (Used in) Provided by Operating Activities	(3,811)	161

Cash Flows from Investing Activities
Purchase of Certificates of Deposit	-	(450)
Purchase of Securities Available-for-Sale	-	(21,500)
Purchase of Securities Held-to-Maturity	(31,353)	(3,820)
Proceeds from Maturities of Certificates of Deposit	261	448
Proceeds from Maturities of Securities Available-for-Sale	8,474	26,235
Proceeds from Maturities of Securities Held-to-Maturity	9,905	11,211
Net Increase in Loans Receivable	(13,741)	(4,519)
Purchase of Property and Equipment	(803)	(66)
Proceeds from Sale of Property and Equipment	22	5
Proceeds from Sale of Other Real Estate Owned	153	350
Net Increase in Investment in Federal Home Loan Bank Stock	(446)	(12)
Net Cash (Used in) Provided by Investing Activities	(27,528)	7,882

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months
	Ended June 30,
	2012	2011
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	1,091	3,474
(Decrease) Increase in Advances by Borrowers for Taxes and Insurance	(29)	16
Increase (Decrease) in Borrowings	10,053	(2,949)
Purchase of Treasury stock	(3,689)	(3,102)
Proceeds from Exercise of Stock Options	54	-

Net Cash Provided by (Used in) Financing Activities	7,480	(2,561)

Net (Decrease) Increase in Cash and Cash Equivalents	(23,859)	5,482

Cash and Cash Equivalents, Beginning of Year	27,589	6,610

Cash and Cash Equivalents, End of Period	$3,730	$12,092

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$2,231	$2,777

Income Taxes	$526	$649

Loans Transferred to Other Real Estate Owned During the Period	$330	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of June 30, 2012 or December 31, 2011.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$97	$5	$-	$102
FNMA	4,625	353	-	4,978
FHLMC	2,452	184	-	2,636
	7,174	542	-	7,716

U.S. Government and Agency Obligations	5,960	210	-	6,170
Equity Securities	183	59	-	242

Total	$13,317	$811	$-	$14,128

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$146	$9	$-	$155
FNMA	6,347	470	-	6,817
FHLMC	3,155	229	-	3,384
	9,648	708	-	10,356

U.S. Government and Agency Obligations	11,949	262	-	12,211
Equity Securities	183	-	-	183

Total	$21,780	$970	$-	$22,750

A summary of securities classified as held-to-maturity at June 30, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,225	$227	$-	$5,452
FNMA	35,779	2,016	-	37,795
FHLMC	12,197	1,063	-	13,260
	53,201	3,306	-	56,507

Collateralized Mortgage Obligations
FNMA	13,148	61	-	13,209
FHLMC	14,594	139	-	14,733
	$80,943	$3,506	$-	$84,449

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,987	$244	$-	$6,231
FNMA	38,994	2,031	-	41,025
FHLMC	14,600	1,211	-	15,811
	$59,581	$3,486	$-	$63,067

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2012, follows. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$480	$498	$-	$-
One to Five Years	6,903	7,166	435	461
Five to Ten Years	5,230	5,658	12,050	13,052
Over Ten Years	521	564	68,458	70,936

	$13,134	$13,886	$80,943	$84,449

Equity Securities	183	242	-	-

Total	$13,317	$14,128	$80,943	$84,449

At June 30, 2012, and December 31, 2011, the Company held no securities that had unrealized losses.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2012	December 31, 2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$114,661	$105,718
Home Equity Loans and Lines	21,219	18,467
Multi-family Residential	19,782	14,591
Commercial Real Estate	60,327	56,492
Land	210	1,299

Total Loans Secured by Real Estate	216,199	196,567

Consumer and Other Loans
Loans Secured by Deposits	468	568
Other	319	452

Total Consumer and Other Loans	787	1,020

Less:
Allowance for Loan Losses	(1,821)	(1,805)
Net Deferred Loan Origination Fess/Costs	(108)	(150)

Total Loans, Net	$215,057	$195,632

A summary of our current, past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 follows:

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
June 30, 2012	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$571	$571	$114,090	$114,661
Home Equity Loans and Lines	75	-	444	519	20,700	21,219
Multi-family Residential	-	-	27	27	19,755	19,782
Commercial Real Estate	-	-	48	48	60,279	60,327
Land	-	-	-	-	210	210
Consumer and Other Loans	4	-	42	46	741	787

Total	$79	$-	$1,132	$1,211	$215,775	$216,986

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
December 31, 2011	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$463	$-	$110	$573	$105,145	$105,718
Home Equity Loans and
Lines	125	-	569	694	17,773	18,467
Multi-family Residential	-	-	-	-	14,591	14,591
Commercial Real Estate	-	-	330	330	56,162	56,492
Land	-	-	-	-	1,299	1,299
Consumer and Other Loans	-	-	65	65	955	1,020

Total	$588	$-	$1,074	$1,662	$195,925	$197,587

An analysis of the allowance for loan losses follows:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
	(In Thousands)

Balance, Beginning of Period	$1,805	$1,759
Provision for Loan Losses	128	53
Loan Recoveries	11	1
Charge-Offs	(123)	(8)
Balance, End of Period	$1,821	$1,805

The following table details the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and June 30, 2011.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
Six Months Ended June 30, 2012	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for (Recovery of) Loan Losses	14	26	25	59	-	4	128
Charge-Offs	-	(48)	-	-	-	(75)	(123)
Recoveries of prior charge-offs	5	2	-	-	-	4	11

Balance, End of Period	$908	$187	$173	$544	$2	$7	$1,821

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	908	187	173	544	2	7	1,821
	$908	$187	$173	$544	$2	$7	$1,821

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	114,661	21,219	19,782	60,327	210	787	216,986
	$114,661	$21,219	$19,782	$60,327	$210	$787	$216,986

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
Six Months Ended June 30, 2011	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	3	(83)	30	29	(5)	(4)	(30)
Loans Charged-Off	-	(2)	-	-	-	-	(2)
Recoveries of prior charge-offs	-	-	-	-	-	-	-

Balance, End of Period	$861	$185	$130	$471	$4	$76	$1,727

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$68	$-	$-	$-	$66	$134
Loans collectively evaluated for impairment	861	117	130	471	4	10	1,593
	$861	$185	$130	$471	$4	$76	$1,727

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$172	$-	$-	$-	$66	$238
Loans collectively evaluated for impairment	98,644	15,225	15,661	55,311	1,132	1,126	187,099
	$98,644	$15,397	$15,661	$55,311	$1,132	$1,192	$187,337

A summary of the loans evaluated for possible impairment follows:

	June 30, 2012	December 31, 2011
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$-	$232
Imparied Loans not Requiring a Loss Allowance	1,132	842

Total Impaired Loans	$1,132	$1,074

Loss Allowance on Impaired Loans	$-	$128

At June 30, 2012 and December 31, 2011, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at June 30, 2012 and December 31, 2011, was approximately $87,000 and $65,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of June 30, 2012	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$571	$571	$-	$381	$4
Home Equity Loans and Lines	444	444	-	333	9
Multi-family Residential	27	27	-	18	-
Commercial Real Estate	48	48	-	142	-
Land	-	-	-	-	-
Consumer and Other Loans	42	42	-	14	3

Total	$1,132	$1,132	$-	$888	$16

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$36	$-
Home Equity Loans and Lines	-	-	-	153	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	22	-

Total	$-	$-	$-	$211	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$571	$571	$-	$417	$4
Home Equity Loans and Lines	444	444	-	486	9
Multi-family Residential	27	27	-	18	-
Commercial Real Estate	48	48	-	142	-
Land	-	-	-	-	-
Consumer and Other Loans	42	42	-	36	3

Total	$1,132	$1,132	$-	$1,099	$16

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of December 31, 2011	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$-	$95	$4
Home Equity Loans and Lines	402	402	-	346	10
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	-	-	-	8	-

Total	$842	$842	$-	$529	$30

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$2	$-	$-
Home Equity Loans and Lines	167	167	61	233	17
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	65	65	65	67	5

Total	$232	$232	$128	$300	$22

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	2	$95	$4
Home Equity Loans and Lines	569	569	61	579	27
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	65	65	65	75	5

Total	$1,074	$1,074	$128	$829	$52

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of June 30, 2012 and December 31, 2011.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
June 30, 2012	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$114,090	$20,775	$19,755	$60,279	$210	$745	$215,854
Special Mention	-	68	-	-	-	-	68
Substandard	571	376	27	48	-	42	1,064
Loss	-	-	-	-	-	-	-
Total	$114,661	$21,219	$19,782	$60,327	$210	$787	$216,986

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
December 31, 2011	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$105,608	$17,984	$14,591	$56,162	$1,299	$955	$196,599
Special Mention	-	-	-	-	-	-	-
Substandard	110	316	-	330	-	-	756
Loss	-	167	-	-	-	65	232
Total	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$616,000	$457,000	$1,135,000	$1,036,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(393,389)	(418,772)	(393,389)	(418,793)
Weighted Average Unearned RRP Shares	(77,596)	(122,220)	(88,039)	(132,499)
Weighted Average Treasury Shares	(3,181,276)	(2,799,001)	(3,139,144)	(2,757,316)

Weighted Average Shares Outstanding for Basic EPS	2,693,471	3,005,739	2,725,160	3,037,124

Earnings per Share, Basic	$0.23	$0.15	$0.42	$0.34

Weighted Average Shares Outstanding for Basic EPS	2,693,471	3,005,739	2,725,160	3,037,124
Effect of Dilutive Securities	137,231	122,989	136,825	115,280
Weighted Average Shares Outstanding for Diluted EPS	2,830,702	3,128,728	2,861,985	3,152,404

Earnings per Shares, Diluted	$0.22	$0.15	$0.40	$0.33

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2012 and December 31, 2011, are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minumum for Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
June 30, 2012
Tangible Capital	$47,811	14.90%	$4,812	1.50%	N/A	N/A
Core/Leverage Capital	47,811	14.90%	9,624	3.00%	$16,041	5.00%
Tier 1 Risk-Based Capital	47,811	27.83%	6,872	4.00%	10,308	6.00%
Total Risk-Based Capital	49,632	28.89%	13,744	8.00%	17,180	10.00%

December 31, 2011
Tangible Capital	$46,684	15.00%	$4,668	1.50%	N/A	N/A
Core/Leverage Capital	46,684	15.00%	9,336	3.00%	$15,560	5.00%
Tier 1 Risk-Based Capital	46,623	29.32%	6,360	4.00%	9,540	6.00%
Total Risk-Based Capital	48,300	30.38%	12,720	8.00%	15,900	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)

Capital Under GAAP	$48,266	$47,277
Unrealized Gains on Available-for-Sale Securities	(455)	(593)
Tier 1 Capital	47,811	46,684

Allowance for Loan Losses	1,821	1,677
Recourse Obligations	-	(61)
Total Risk-Based Capital	$49,632	$48,300

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.  All of the mortgage-backed securities reported at fair value on June 30, 2012, and December 31, 2011, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$7,716	$-	$7,716
US Government and
Agency Obligations	-	6,170	-	6,170
Equity Securities	242	-	-	242
Loans Held-for-Sale	-	2,943	-	2,943

Total	$242	$16,829	$-	$17,071

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$10,356	$-	$10,356
US Government and
Agency Obligations		12,211	-	12,211
Equity Securities	183	-	-	183

Total	$183	$22,567	$-	$22,750

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2012 or December 31, 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

	Fair Value Measurements
June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$1,132	$1,132
Other Real Estate Owned	-	652	-	652

Total	$-	$652	$1,132	$1,784

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$947	$947
Other Real Estate Owned	-	532	-	532

Total	$-	$532	$947	$1,479

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2012 or December 31, 2011.

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$3,730	$3,730	$27,589	$27,589
Certificates of Deposit	481	484	742	745
Securities	95,071	98,577	82,331	85,817

Loans	216,878	226,802	197,437	206,594
Less Allowance for Loan Losses	(1,821)	(1,821)	(1,805)	(1,805)
Loans, Net of Allowance	215,057	224,981	195,632	204,789

Federal Home Loan Bank Stock	1,989	1,989	1,543	1,543

Financial Liabilities
Deposits	$195,417	$199,346	$194,326	$200,413
Borrowings	67,166	70,343	57,113	60,489

Unrecognized Financial Instruments
Commitments to Extend Credit	$24,324	$24,327	$18,518	$18,523

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

General
During the second quarter of 2012, the Bank opened a full-service branch office in Covington, Louisiana.  This office facility was purchased by the Bank during the first quarter of 2012 from a regional commercial bank which consolidated its operations in the market.  The purchase did not include deposits or loans of the former owner.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets were $322.5 million at June 30, 2012, an increase of $9.4 million compared to December 31, 2011.  During the first six months of 2012, cash and cash equivalents decreased by $23.9 million to $3.7 million.  The reduction in cash and cash equivalents primarily reflects the redeployment of such assets throughout the six month period into our securities and loan portfolios.  Total securities available-for-sale were $14.1 million at June 30, 2012, a decrease of $8.6 million compared to December 31, 2011.  This decrease was primarily due to maturities of U.S. Agency issued securities during the first six months of 2012.  Total securities held-to-maturity increased by $21.4 million, to $80.9 million, during the first six months of 2012.  This increase in securities held-to-maturity was primarily due to purchases of $27.4 million in US Agency issued CMOs and $4.0 million in US Agency issued mortgage-backed securities.  These purchases were partially offset by $9.9 million in repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $215.1 million at June 30, 2012 including $2.9 million in loans held for sale, an increase of $19.4 million, or 9.9%, compared to December 31, 2011.  During the six months ended June 30, 2012, our first mortgage loans secured by single family residential loans increased by $8.9 million, our funded home equity loans and lines increased by $2.8 million, our loans secured by multifamily residential collateral increased by $5.2 million, and our first mortgage loans secured by non-residential commercial real estate increased by $3.8 million.

Total impaired loans were $1.1 million at both June 30, 2012 and December 31, 2011.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned increased by $120,000 to $652,000 during the first six months of 2012.  At June 30, 2012, our other real estate owned was comprised of a restaurant located in Baton Rouge, Louisiana with a fair value of $270,000, and the Bank’s participation interest in a $170 million construction loan secured by a multi-use development in Baton Rouge, Louisiana, which had a fair value of $382,000 at June 30, 2012.  Total nonperforming assets were $1.8 million at June 30, 2012, and $1.6 million at December 31, 2011.  Expressed as a percentage of total assets, nonperforming assets were 0.55% at June 30, 2012, and 0.51% at December 31, 2011.

Total deposits were $195.4 million at June 30, 2012 and $194.3 million at December 31, 2011.  Non-interest bearing deposits increased during the six month period by $2.8 million, to $12.6 million, and interest-bearing deposits decreased by $1.7 million, to $182.9 million.  Total Federal Home Loan Bank advances and other borrowings were $67.2 million at June 30, 2012, an increase of $10.1 million from December 31, 2011.  This increase in borrowings was primarily used to fund the growth in our loans receivable during the first six months of 2012.

Total shareholders’ equity was $55.5 million at June 30, 2012, a decrease of $2.0 million from December 31, 2011.  During the first six months of 2012, the Company acquired 228,338 shares of its common stock at a total cost of $3.7 million pursuant to its repurchase plans.  The cost of our stock repurchases during the first six months of 2012 was partially offset by net income of $1.1 million, and the release of 43,084 shares held by the Recognition and Retention Plan Trust, with a cost basis of $543,000, which became vested and were released to plan participants during the period.  The Bank’s tier 1 leverage ratio was 14.90% at June 30, 2012 compared to 15.00% at December 31, 2011.  Tier 1 risk-based capital and total risk-based capital at the bank level were 27.83% and 28.89%, respectively, at June 30, 2012, and 29.32% and 30.38%, respectively, at December 31, 2011.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2012 and 2011

General.  Net income for the quarter ended June 30, 2012 was $616,000, an increase of $159,000 from the second quarter of 2011.  Diluted earnings per share were $0.22 and $0.15, respectively for the quarters ended June 30, 2012 and 2011.  Net interest income was $2.5 million during the second quarter of 2012, an increase of $81,000 compared to the second quarter of 2011.  Non-interest income increased by $301,000 quarter over quarter due primarily to an increase in commissions earned on brokered loans and an increase in gains on the sale of residential mortgage loans.  Non-interest expense was $2.0 million for each of the respective quarterly periods ended June 30, 2012 and 2011.

For the six month period June 30, 2012, net income was $1.1 million, or $0.40 per diluted share, compared to net income of $1.0 million, or $0.33 per diluted share for the six month period ended June 30, 2011.  Net interest income was $4.9 million for each six month period ended June 30, 2012 and 2011.  Our provision for loan losses during the first six months of 2012 was $128,000 compared to net recoveries of our allowance for loan losses of $30,000 during the first six months of 2011.  Non-interest income increased by $375,000, to $818,000, during the six months ended June 30, 2012 compared to the six month period ended June 30, 2011.  This increase in non-interest income is primarily due to the increase in commissions earned on brokered loan and an increase in the gain on the sale of loans, referenced previously.  Non-interest expense was $3.9 million and $3.8 million, respectively, for the six month periods ended June 30, 2012 and 2011.

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

	Three months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$210,157	$2,796	5.32%	$184,007	$2,732	5.94%
Mortgage-backed Securities	91,912	761	3.31%	68,346	824	4.82%
Investment Securities	6,409	36	2.25%	51,714	201	1.55%
Other Interest-Earning Assets	4,879	4	0.33%	10,769	7	0.26%
Total Interest-Earning Assets	313,357	3,597	4.59%	314,836	3,764	4.78%

Non-Interest Earning Assets	8,145			7,962

Total Assets	$321,502			$322,798

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$50,394	29	0.23%	$45,950	42	0.37%
Certificates of Deposit	133,026	505	1.52%	136,331	652	1.91%
Total Interest-Bearing Deposits	183,420	534	1.16%	182,281	694	1.52%

Borrowings	65,792	565	3.44%	66,913	653	3.90%
Total Interest-Bearing Liabilities	249,212	1,099	1.76%	249,194	1,347	2.16%

Non-Interest Bearing Liabilities	15,115			13,383

Total Liabilities	264,327			262,577

Stockholders' Equity	57,175			60,221

Total Liabilities and Stockholders' Equity	$321,502			$322,798

Net Interest-Earning Assets	$64,145			$65,642

Net Interest Income; Average Interest Rate Spread		$2,498	2.83%		$2,417	2.62%

Net Interest Margin (2)			3.19%			3.07%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			125.74%			126.34%
_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$205,305	$5,519	5.38%	$183,433	$5,462	5.96%
Mortgage-backed Securities	88,510	1,541	3.48%	71,015	1,721	4.85%
Investment Securities	7,238	76	2.10%	51,056	397	1.56%
Other Interest-Earning Assets	9,007	13	0.29%	8,770	15	0.34%
Total Interest-Earning Assets	310,060	7,149	4.61%	314,274	7,595	4.83%

Non-Interest Earning Assets	7,644			8,035

Total Assets	$317,704			$322,309

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$50,062	57	0.23%	$45,624	84	0.37%
Certificates of Deposit	133,366	1,036	1.55%	135,775	1,320	1.94%
Total Interest-Bearing Deposits	183,428	1,093	1.19%	181,399	1,404	1.55%

Borrowings	62,395	1,117	3.58%	67,540	1,306	3.87%
Total Interest-Bearing Liabilities	245,823	2,210	1.80%	248,939	2,710	2.18%

Non-Interest Bearing Liabilities	14,446			13,032

Total Liabilities	260,269			261,971

Stockholders' Equity	57,435			60,338

Total Liabilities and Stockholders' Equity	$317,704			$322,309

Net Interest-Earning Assets	$64,237			$65,335

Net Interest Income; Average Interest Rate Spread		$4,939	2.81%		$4,885	2.65%

Net Interest Margin (2)			3.19%			3.11%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.13%			126.25%
_______________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was $2.5 million during the second quarter of 2012, an increase of $81,000 compared to the second quarter of 2011.  During the second quarter of 2012, interest income was $3.6 million, a decrease of $167,000 compared to the second quarter of 2011.  This decrease in interest income between the respective quarterly periods was due to a 19 basis point decrease in the average yield on our interest-earning assets and a $1.5 million decrease in the average balance of our interest-earning assets.  The average yield on our interest-earning assets was 4.59% and 4.78%, respectively, for the quarterly periods ended June 30, 2012 and 2011.  Interest income on loans receivable was $2.8 million during the second quarter of 2012, an increase of $64,000 compared to the second quarter of 2011.  The increase in interest income on loans receivable was due primarily to a $26.2 million increase in the average balance of our loans receivable, the effect of which was partially reduced by a 62 basis point decrease in the average yield of our loan portfolio.  The average balance of our mortgage-backed securities and CMOs increased by $23.6 million while the average yield on these securities decreased by 151 basis points during the second quarter of 2012 compared to the second quarter of 2011, resulting in a decrease of $63,000 in interest income earned on mortgage-backed securities and CMOs.  Interest income on investment securities during the second quarter of 2012 was $36,000, at an average yield of 2.25%, compared to $201,000, at an average yield of 1.55%, during the second quarter of 2011.

During the six months ended June 30, 2012, net interest income was $4.9 million, an increase of $54,000 compared to the six months ended June 30, 2011.  Interest income was $7.1 million and $7.6 million, respectively, for the six month periods ended June 30, 2012 and June 30, 2011.  This decrease in interest income was due to a $4.2 million decrease in the average balance of our interest-earnings assets, and a 22 basis point decrease in the average yield on interest-earning assets.  Interest income on our loans receivable was approximately $5.5 million for both the six month periods ended June 30, 2012 and 2011.  The average balance of our loans receivable increased by $21.9 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The benefit derived by this increase in the average balance of our loans was partially offset by a 58 basis point decrease in the average yield earned on our loans receivable.  During the first six months of 2012, the average balance of our mortgage-backed securities and CMOs increased by $17.5 million compared to the first six months of 2011, while the average yield of our mortgage-backed securities and CMOs decreased by 137 basis points, resulting in a decrease in interest income of $180,000.  The Company earned $76,000 on an average investment securities portfolio of $7.2 million during the first six months of 2012 compared to $397,000 on an average investment securities portfolio of $51.1 million during the first six months of 2011.

Interest Expense.  Total interest expense was $1.1 million, with our interest-bearing liabilities having an average cost of 1.76% during the second quarter of 2012, compared to $1.3 million and an average cost of 2.16% for the second quarter of 2011.  The average rate paid on interest-bearing deposits was 1.16% during the quarter ended June 30, 2012, a decrease of 36 basis points from the quarter ended June 30, 2011.  Interest expense on borrowings was $565,000 at an average cost of 3.44% during the second quarter of 2012, and $653,000 at an average cost of 3.90% during the second quarter of 2011.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.83% for the second quarter of 2012, compared to 2.62% for the second quarter of 2011.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.19% for the three month period ended June 30, 2012, an increase of 12 basis points from the three month period ended June 30, 2011.

Total interest expense for the first six months of 2012 was $2.2 million, a decrease of $500,000 compared to the first six months of 2011.  Average interest-bearing liabilities were $245.8 million during the six month period ended June 30, 2012, compared to $248.9 million during the six month period ended June 30, 2011.  The average cost of our interest-bearing liabilities was 1.80% for the six months ended June 30, 2012, compared to 2.18% for the six months ended June 30, 2011.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.81% for the first six months of 2012, an increase of 16 basis points compared to the first six months of 2011.

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

The Company recorded provisions for loan losses of $73,000 for the quarter ended June 30, 2012 compared to net recoveries of our allowance for loan losses of $67,000 during the quarter ended June 30, 2011.  Our allowance for loan losses was $1.8 million at June 30, 2012, or 160.87% of our non-performing loans at such date.

For the six month period ended June 30, 2012, our provision for loan losses was $128,000 compared to net recoveries of our allowance for loan losses of $30,000 during the six month period ended June 30, 2011.  Total non-performing loans were approximately $1.1 million at both June 30, 2012 and December 31, 2011.  Total non-performing assets were $1.8 million at June 30, 2012, compared to $1.6 million at December 31, 2011.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.84% and 0.91% at June 30, 2012 and December 31, 2011, respectively.

Non-interest Income.  Non-interest income for the second quarter of 2012 was $544,000, an increase of $301,000 from the second quarter of 2011.  Customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and broker fees earned on certain loan sales, were $236,000 during the second quarter of 2012, an increase of $113,000 from the comparable 2011 period.  Gains on the sale of mortgage loans were $268,000 during the second quarter of 2012, compared to $93,000 during the second quarter of 2011.  Other non-interest income was $40,000 and $27,000, respectively, for the three month periods ended June 30, 2012 and 2011.

For the six month periods ended June 30, 2012 and 2011, total non-interest income was $818,000 and $443,000, respectively.  During the 2012 period compared to the first six months of 2011, the Company recorded a $128,000 increase in its customer service fees, and a $228,000 increase in the gain on the sale of loans.  Other non-interest income was $65,000 during the first six months of 2012 and $46,000 during the first six months of 2011.

Non-interest Expense. Non-interest expense was $2.0 million for each of the three month periods ended June 30, 2012 and 2011.  Salaries and employee benefits expense was $1.3 million during the second quarter of 2012, an increase of $79,000 compared to the second quarter of 2011.  Occupancy expenses were $312,000 and $276,000 for the respective quarters ended June 30, 2012 and 2011.  The increases in our salaries and employee benefits expense and our occupancy expenses were primarily due to the staffing and operating expenses associated with our new full service branch, which opened in May 2012.  The net cost associated with our OREO operations was $32,000 during the second quarter of 2012, a decrease of $204,000 compared to the second quarter of 2011.  Other non-interest expenses for the quarters ended June 30, 2012 and 2011 were $337,000 and $260,000, respectively.

Total non-interest expense for the six months ended June 30, 2012 and 2011 was $3.9 million and $3.8 million, respectively.  Salaries and employee benefits expense was $2.4 million for the six month period ended June 30, 2012 and $2.3 million for the six month period ended June 30, 2011.  Occupancy expenses were $603,000 and $553,000 for the respective six month periods ended June 30, 2012 and 2011.  The net cost of OREO operations during the first six months of 2012 was $70,000, a decrease of $168,000 compared to the first six months of 2011.  Other non-interest expenses were $585,000 for the six month period ended June 30, 2012, an increase of $101,000 compared to the six months ended June 30, 2011.  This increase in other year-to-date non-interest expense was due to increased costs associated with advertising, legal fees, and supplies for our new branch.

Income Tax Expense. Income tax expense was $327,000 based on pre-tax income of $943,000 during the second quarter of 2012 compared to income tax expense of $243,000 on pre-tax income of $700,000 during the second quarter of 2011.

For the six month period ended June 30, 2012, the Company recorded income tax expense of $604,000, an increase of $55,000 from the six month period ended June 30, 2011.  This increase in income tax expense was primarily due to an increase in pre-tax income of $154,000 between the respective six month periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2012, our cash and cash equivalents amounted to $3.7 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $14.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2012, we had certificates of deposit maturing within the next 12 months amounting to $84.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At June 30, 2012, we had $67.2 million in total borrowings, including $41.2 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At June 30, 2012, the Company had $116.9 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2012.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$133,060	$84,462	$33,535	$15,063	$-
FHLB Advances and Other Borrowings	67,166	37,987	8,413	17,998	2,768
Total Long-Term Debt	200,226	122,449	41,948	33,061	2,768

Operating Lease Obligations	$128	$34	$68	$26	$-

Total Contractual Obligations	$200,354	$122,483	$42,016	$33,087	$2,768

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)(2)

April 1 - April 30, 2012	-	-	-	134,989
May 1 - May 31, 2012	134,989	$16.20	134,989	155,205
June 1 - June 30, 2012	71,313	16.01	71,313	83,892
Total	206,302	$16.13	206,302
              _______________
(1)
On October 28, 2011, the Company announced a stock repurchase program to acquire up to 5%, or 163,163 shares of its outstanding common stock over a six-month period.  On April 27, 2012, the Company extended the duration of this program to October 26, 2012.  The repurchase program was completed on May 21, 2012.

(2)	On May 29, 2012, the Company announced a stock repurchase programs to acquire up to 5%, or 155,205 shares of its outstanding common stock over a six-month period.

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

LOUISIANA BANCORP, INC.
Date: August 14, 2012	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ John LeBlanc
John LeBlanc
Senior Vice President and Chief Financial Officer