Form 10-Q
period 2012-09-30
LOUISIANA BANCORP INC
filed 2012-11-13
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2012, there were 2,996,052 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) September 30, 2012	December 31, 2011
	(In Thousands)
Assets
Cash and Due from Banks	$3,022	$2,064
Short-Term Interest-Bearing Deposits	4,187	25,525
Total Cash and Cash Equivalents	7,209	27,589

Certificates of Deposit	481	742
Securities Available-for-Sale, at Fair Value (Amortized Cost of $12,352 and $21,780, respectively)	13,108	22,750
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $78,317 and $63,067, respectively)	74,678	59,581

Loans Held for Sale	2,466	-
Loans Held for Investment	215,347	197,437
Allowance for Loan Loss	(1,915)	(1,805)
Total Loans Receivable	215,898	195,632

Accrued Interest Receivable	1,083	1,081
Other Real Estate Owned	632	532
Stock in Federal Home Loan Bank	1,869	1,543
Premises and Equipment, Net	2,291	1,636
Other Assets	2,105	2,042
Total Assets	$319,354	$313,128

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$12,782	$9,764
Interest-Bearing	183,131	184,562
Total Deposits	195,913	194,326

Borrowings	61,426	57,113
Advance Payments by Borrowers for Taxes and Insurance	3,819	2,395
Accrued Interest Payable	252	297
Other Liabilities	2,350	1,477
Total Liabilities	263,760	255,608

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,996,252 and 3,257,130 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,349	63,218
Unearned ESOP Shares	(3,934)	(3,934)
Unearned Recognition and Retention Plan Shares	(973)	(1,516)
Treasury Stock, at Cost (3,349,480 shares and 3,088,602 shares, respectively)	(47,527)	(43,286)
Retained Earnings	44,117	42,335
Accumulated Other Comprehensive Income	499	640
Total Shareholders' Equity	55,594	57,520

Total Liabilities and Shareholders' Equity	$319,354	$313,128

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2012	2011	2012	2011
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,902	$2,749	$8,421	$8,211
Mortgage Backed Securities	680	761	2,221	2,482
Investment Securities	37	178	113	575
Other Interest-Bearing Deposits	3	9	16	24
Total Interest and Dividend Income	3,622	3,697	10,771	11,292

Interest Expense
Deposits	512	644	1,605	2,048
Borrowings	552	624	1,669	1,930
Total Interest Expense	1,064	1,268	3,274	3,978

Net Interest Income	2,558	2,429	7,497	7,314

Provision for Loan Losses	98	89	226	59

Net Interest Income after Provision for Loan Losses	2,460	2,340	7,271	7,255

Non-Interest Income
Customer Service Fees	160	99	536	347
Gain on Sale of Loans	359	122	736	271
Gain on Sale of Securities	-	72	-	72
Other Income	29	20	95	66
Total Non-Interest Income	548	313	1,367	756

Non-Interest Expense
Salaries and Employee Benefits	1,292	1,150	3,734	3,454
Occupancy Expense	319	280	923	833
Louisiana Bank Shares Tax	59	43	174	157
FDIC Insurance Premium	39	48	114	128
Net Cost of OREO Operations	29	72	99	310
Advertising Expense	60	45	177	120
Other Expenses	219	220	687	629
Total Non-Interest Expense	2,017	1,858	5,908	5,631

Income Before Income Tax Expense	991	795	2,730	2,380

Income Tax Expense	344	299	948	848

Net Income	$647	$496	$1,782	$1,532

Earnings Per Share
Basic	$0.25	$0.18	$0.67	$0.52
Diluted	$0.24	$0.17	$0.64	$0.50

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Nine Months Ended Sept. 30,
	2012	2011
	(In Thousands)

Net Income	$1,782	$1,532

Other Comprehensive (Loss) Income, Net of Tax
Unrealized Holding (Losses) Gains Arising During the Period	(141)	48

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive (Loss) Income	(141)	48

Comprehensive Income	$1,641	$1,580

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Nine Months Ended September 30, 2011	-	-	-	-	-	1,532	-	1,532
Other Comprehensive Income,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	48	48
Stock Purchased for Treasury	-	-	-	-	(5,868)	-	-	(5,868)
RRP Shares Earned	-	(46)	-	534	-	-	-	488
Stock Option Expense	-	183	-	-	-	-	-	183

Balances at September 30, 2011	$63	$63,017	$(4,188)	$(1,540)	$(43,189)	$41,750	$748	$56,661

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Nine Months Ended September 30, 2012	-	-	-	-	-	1,782	-	1,782
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(141)	(141)
Stock Purchased for Treasury	-	-	-	-	(4,297)	-	-	(4,297)
RRP Shares Earned	-	(44)	-	543	-	-	-	499
Stock Options Exercised	-	(2)			56			54
Stock Option Expense	-	177	-	-	-	-	-	177

Balances at September 30, 2012	$63	$63,349	$(3,934)	$(973)	$(47,527)	$44,117	$499	$55,594

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,782	$1,532
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	166	142
Provision for Loan Losses	226	59
Net Increase in RRP Shares Earned	499	488
Stock Option Plan Expense	177	183
Net Premium Amortization (Discount Accretion)	131	(74)
Deferred Income Tax Benefit	(40)	(228)
Gain on the Sale of Securities	-	(72)
Gain on Sale of Loans	(736)	(271)
Gain on the Sale of Property and Equipment	(5)	(4)
Gain on the Sale of Other Real Estate Owned	(3)	-
Originations of Loans Held-for-Sale	(35,974)	(22,435)
Proceeds from Sales of Loans Held-for-Sale	33,840	19,566
Net Increase in Loans Held-for-Sale	(2,466)	-
(Increase) Decrease in Accrued Interest Receivable	(2)	8
Impairment of Other Real Estate Owned	80	287
Decrease in Other Assets	51	26
Decrease in Accrued Interest Payable	(45)	(106)
Increase in Other Liabilities	873	631
Net Cash Used in Operating Activities	(1,446)	(268)

Cash Flows from Investing Activities
Purchase of Certificates of Deposit	-	(451)
Purchase of Securities Available-for-Sale	-	(25,500)
Purchase of Securities Held-to-Maturity	(31,353)	(3,846)
Proceeds from Maturities of Certificates of Deposit	261	459
Proceeds from Maturities of Securities Available-for-Sale	9,444	34,508
Proceeds from Maturities of Securities Held-to-Maturity	16,108	18,329
Proceeds from Sales of Securities Available-for-Sale	-	650
Proceeds from Sales of Securities Held-to-Maturity	-	552
Net Increase in Loans Receivable	(15,486)	(13,801)
Purchase of Property and Equipment	(838)	(111)
Proceeds from Sale of Property and Equipment	22	5
Proceeds from Sale of Other Real Estate Owned	153	1,035
Net Increase in Investment in Federal Home Loan Bank Stock	(326)	(14)
Net Cash (Used in) Provided by Investing Activities	(22,015)	11,815

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	1,587	3,854
Increase in Advances by Borrowers for Taxes and Insurance	1,424	810
Increase (Decrease) in Borrowings	4,313	(6,540)
Purchase of Treasury stock	(4,297)	(5,868)
Proceeds from Exercise of Stock Options	54	-

Net Cash Provided by (Used in) Financing Activities	3,081	(7,744)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,380)	3,803

Cash and Cash Equivalents, Beginning of Year	27,589	6,610

Cash and Cash Equivalents, End of Period	$7,209	$10,413

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$3,320	$4,083

Income Taxes	$526	$933

Loans Transferred to Other Real Estate Owned During the Period	$330	$158

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

INVESTMENT SECURITIES

Securities are being accounted for in accordance with Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities.  ASC 320-10, promulgated by the Financial Accounting Standards Board (“FASB”), requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates these classifications periodically.

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

The Company held no trading securities as of September 30, 2012 or December 31, 2011.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods, the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is appropriate under U.S. GAAP.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$77	$4	$-	$81
FNMA	3,960	330	-	4,290
FHLMC	2,167	175	-	2,342
	6,204	509	-	6,713

U.S. Government and Agency Obligations	5,965	186	-	6,151
Equity Securities	183	61	-	244

Total	$12,352	$756	$-	$13,108

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$146	$9	$-	$155
FNMA	6,347	470	-	6,817
FHLMC	3,155	229	-	3,384
	9,648	708	-	10,356

U.S. Government and Agency Obligations	11,949	262	-	12,211
Equity Securities	183	-	-	183

Total	$21,780	$970	$-	$22,750

A summary of securities classified as held-to-maturity at September 30, 2012 and December 31, 2011, with gross unrealized gains and losses, follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,711	$212	$-	$4,923
FNMA	32,089	2,089	-	34,178
FHLMC	11,327	1,011	-	12,338
	48,127	3,312	-	51,439

Collateralized Mortgage Obligations
FNMA	12,510	133	-	12,643
FHLMC	14,041	194	-	14,235
	$74,678	$3,639	$-	$78,317

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,987	$244	$-	$6,231
FNMA	38,994	2,031	-	41,025
FHLMC	14,600	1,211	-	15,811
	$59,581	$3,486	$-	$63,067

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of September 30, 2012.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$4,496	$4,547	$-	$-
One to Five Years	2,457	2,642	1,106	1,194
Five to Ten Years	4,795	5,217	10,320	11,210
Over Ten Years	421	458	63,252	65,913

	$12,169	$12,864	$74,678	$78,317

Equity Securities	183	244	-	-

Total	$12,352	$13,108	$74,678	$78,317

At September 30, 2012, and December 31, 2011, the Company held no securities that had unrealized losses.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	September 30, 2012	December 31, 2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$115,977	$105,718
Home Equity Loans and Lines	21,757	18,467
Multi-family Residential	17,715	14,591
Commercial Real Estate	61,573	56,492
Land	208	1,299

Total Loans Secured by Real Estate	217,230	196,567

Consumer and Other Loans
Loans Secured by Deposits	464	568
Other	233	452

Total Consumer and Other Loans	697	1,020

Less:
Allowance for Loan Losses	(1,915)	(1,805)
Net Deferred Loan Origination Fess/Costs	(114)	(150)

Total Loans, Net	$215,898	$195,632

A summary of our current, past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 follows:

September 30, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$363	$-	$490	$853	$115,124	$115,977
Home Equity Loans and Lines	196	-	150	346	21,411	21,757
Multi-family Residential	-	-	27	27	17,688	17,715
Commercial Real Estate	1,224	-	48	1,272	60,301	61,573
Land	-	-	-	-	208	208
Consumer and Other Loans	8	-	-	8	689	697

Total	$1,791	$-	$715	$2,506	$215,421	$217,927

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$463	$-	$110	$573	$105,145	$105,718
Home Equity Loans and Lines	125	-	569	694	17,773	18,467
Multi-family Residential	-	-	-	-	14,591	14,591
Commercial Real Estate	-	-	330	330	56,162	56,492
Land	-	-	-	-	1,299	1,299
Consumer and Other Loans	-	-	65	65	955	1,020

Total	$588	$-	$1,074	$1,662	$195,925	$197,587

An analysis of the allowance for loan losses follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In Thousands)

Balance, Beginning of Period	$1,805	$1,759
Provision for Loan Losses	226	53
Loan Recoveries	56	1
Charge-Offs	(172)	(8)
Balance, End of Period	$1,915	$1,805

The following table details the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and September 30, 2011.

	Real Estate Secured Mortgage Loans
Nine Months Ended September 30, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for Loan Losses	63	42	18	91	-	12	226
Charge-Offs	-	(48)	-	-	-	(124)	(172)
Recoveries of prior charge-offs	9	2	-	-	-	45	56
Balance, End of Period	$961	$203	$166	$576	$2	$7	$1,915

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$2	$-	$-	$-	$-	$2
Loans collectively evaluated for impairment	961	202	166	576	2	6	1,913
	$961	$204	$166	$576	$2	$6	$1,915

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$21	$-	$-	$-	$-	$21
Loans collectively evaluated for impairment	115,977	21,736	17,715	61,573	208	697	217,906
	$115,977	$21,757	$17,715	$61,573	$208	$697	$217,927

	Real Estate Secured Mortgage Loans
Nine Months Ended September 30, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	33	(65)	38	128	(5)	(6)	123
Loans Charged-Off	(2)	(4)	-	(65)	-	-	(71)
Recoveries of prior charge-offs	-	-	-	-	-	-	-
Balance, End of Period	$889	$201	$138	$505	$4	$74	$1,811

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$65	$-	$-	$-	$66	$131
Loans collectively evaluated for impairment	889	136	138	505	4	8	1,680
	$889	$201	$138	$505	$4	$74	$1,811

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$178	$-	$-	$-	$66	$244
Loans collectively evaluated for impairment	100,982	18,517	16,644	59,371	1,169	837	197,520
	$100,982	$18,695	$16,644	$59,371	$1,169	$903	$197,764

A summary of the loans evaluated for possible impairment follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$21	$232
Impaired Loans not Requiring a Loss Allowance	694	842

Total Impaired Loans	$715	$1,074

Loss Allowance on Impaired Loans	$2	$128

At September 30, 2012 and December 31, 2011, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at September 30, 2012 and December 31, 2011, was approximately $37,000 and $65,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

As of September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$491	$491	$-	$409	$1
Home Equity Loans and Lines	128	128	-	282	11
Multi-family Residential	27	27	-	20	-
Commercial Real Estate	48	48	-	119	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	10	6

Total	$694	$694	$-	$840	$18

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$27	$-
Home Equity Loans and Lines	21	21	2	120	1
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	16	-

Total	$21	$21	$2	$163	$1

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$491	$491	$-	$436	$1
Home Equity Loans and Lines	149	149	2	402	12
Multi-family Residential	27	27	-	20	-
Commercial Real Estate	48	48	-	119	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	26	6

Total	$715	$715	$2	$1,003	$19

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$-	$95	$4
Home Equity Loans and Lines	402	402	-	346	10
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	-	-	-	8	-

Total	$842	$842	$-	$529	$30

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$2	$-	$-
Home Equity Loans and Lines	167	167	61	233	17
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	65	65	65	67	5

Total	$232	$232	$128	$300	$22

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	2	$95	$4
Home Equity Loans and Lines	569	569	61	579	27
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	65	65	65	75	5

Total	$1,074	$1,074	$128	$829	$52

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of September 30, 2012 and December 31, 2011.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
September 30, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$115,487	$21,586	$16,923	$59,507	$208	$697	$214,408
Special Mention	-	49	765	794	-	-	1,608
Substandard	490	122	27	1,272	-	-	1,911
Loss	-	-	-	-	-	-	-
Total	$115,977	$21,757	$17,715	$61,573	$208	$697	$217,927

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$105,608	$17,984	$14,591	$56,162	$1,299	$955	$196,599
Special Mention	-	-	-	-	-	-	-
Substandard	110	316	-	330	-	-	756
Loss	-	167	-	-	-	65	232
Total	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income	$647,000	$496,000	$1,782,000	$1,532,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(393,138)	(418,772)	(393,268)	(418,786)
Weighted Average Unearned RRP Shares	(77,236)	(122,220)	(84,412)	(129,035)
Weighted Average Treasury Shares	(3,320,706)	(2,984,957)	(3,200,107)	(2,834,030)
Weighted Average Shares Outstanding for Basic EPS	2,554,652	2,819,783	2,667,945	2,963,881

Earnings per Share, Basic	$0.25	$0.18	$0.67	$0.52

Weighted Average Shares Outstanding for Basic EPS	2,554,652	2,819,783	2,667,945	2,963,881
Effect of Dilutive Securities	146,420	137,094	140,023	122,552
Weighted Average Shares Outstanding for Diluted EPS	2,701,072	2,956,877	2,807,968	3,086,433

Earnings per Shares, Diluted	$0.24	$0.17	$0.64	$0.50

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2012 and December 31, 2011, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
September 30, 2012
Tangible Capital	$48,451	15.24%	$4,768	1.50%	N/A	N/A
Core/Leverage Capital	48,451	15.24%	9,535	3.00%	$15,892	5.00%
Tier 1 Risk-Based Capital	48,451	28.21%	6,869	4.00%	10,304	6.00%
Total Risk-Based Capital	50,366	29.33%	13,738	8.00%	17,173	10.00%

December 31, 2011
Tangible Capital	$46,684	15.00%	$4,668	1.50%	N/A	N/A
Core/Leverage Capital	46,684	15.00%	9,336	3.00%	$15,560	5.00%
Tier 1 Risk-Based Capital	46,623	29.32%	6,360	4.00%	9,540	6.00%
Total Risk-Based Capital	48,300	30.38%	12,720	8.00%	15,900	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

Capital Under GAAP	$48,875	$47,277
Unrealized Gains on Available-for-Sale Securities	(424)	(593)
Tier 1 Capital	48,451	46,684

Allowance for Loan Losses	1,915	1,677
Recourse Obligations	-	(61)
Total Risk-Based Capital	$50,366	$48,300

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

In addition to defining fair value, FASB ASC 820 expands the disclosure requirements regarding fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  The level in the fair value hierarchy within which a fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.  All of the mortgage-backed securities reported at fair value on September 30, 2012, and December 31, 2011, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$6,713	$-	$6,713
US Government and Agency Obligations	-	6,151	-	6,151
Equity Securities	244	-	-	244
Loans Held-for-Sale	-	2,466	-	2,466
Total	$244	$15,330	$-	$15,574

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$10,356	$-	$10,356
US Government and Agency Obligations		12,211	-	12,211
Equity Securities	183	-	-	183
Total	$183	$22,567	$-	$22,750

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2012 or December 31, 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

	Fair Value Measurements
September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$715	$715
Other Real Estate Owned	-	632	-	632
Total	$-	$632	$715	$1,347

	Fair Value Measurements
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans	$-	$-	$947	$947
Other Real Estate Owned	-	532	-	532
Total	$-	$532	$947	$1,479

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2012 or December 31, 2011.

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

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$7,209	$7,209	$27,589	$27,589
Certificates of Deposit	481	485	742	745
Securities	87,786	91,425	82,331	85,817

Loans	217,813	228,361	197,437	206,594
Less Allowance for Loan Losses	(1,915)	(1,915)	(1,805)	(1,805)
Loans, Net of Allowance	215,898	226,446	195,632	204,789

Federal Home Loan Bank Stock	1,869	1,869	1,543	1,543

Financial Liabilities
Deposits	$195,913	$200,112	$194,326	$200,413
Borrowings	61,426	64,873	57,113	60,489

Unrecognized Financial Instruments
Commitments to Extend Credit	$30,929	$30,934	$18,518	$18,523

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets were $319.4 million at September 30, 2012, an increase of $6.2 million compared to December 31, 2011.  During the first nine months of 2012, cash and cash equivalents decreased by $20.4 million to $7.2 million.  Total securities available-for-sale were $13.1 million at September 30, 2012, a decrease of $9.6 million compared to December 31, 2011.  This decrease in securities available-for-sale was primarily due to maturities of U.S. Agency issued securities and repayments of principal on mortgage-backed securities during the first nine months of 2012.  Total securities held-to-maturity increased by $15.1 million, to $74.7 million, during the first nine months of 2012.  This increase in securities held-to-maturity was primarily due to the purchase of $27.4 million in US Agency issued CMOs and $4.0 million in US Agency issued mortgage-backed securities.  These purchases were partially offset by $16.1 million in repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $215.9 million at September 30, 2012, an increase of $20.3 million, or 10.4%, compared to December 31, 2011.  During the nine months ended September 30, 2012, our first mortgage loans secured by single family residential loans increased by $10.3 million, our funded home equity loans and lines increased by $3.3 million, our loans secured by multifamily residential collateral increased by $3.1 million, and our first mortgage loans secured by non-residential commercial real estate increased by $5.1 million.

Total impaired loans were $715,000 at September 30, 2012, a decrease of $359,000 compared to December 31, 2011.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned increased by $100,000 to $632,000 during the first nine months of 2012.  At September 30, 2012, our other real estate owned was comprised of a restaurant located in Baton Rouge, Louisiana with a fair value of $250,000, and the Bank’s participation interest in a $170 million construction loan secured by a multi-use development in Baton Rouge, Louisiana, which had a fair value of $382,000 at such date.  Total nonperforming assets were $1.3 million at September 30, 2012, and $1.6 million at December 31, 2011.  Expressed as a percentage of total assets, nonperforming assets were 0.42% at September 30, 2012, and 0.51% at December 31, 2011.

Total deposits were $195.9 million at September 30, 2012 and $194.3 million at December 31, 2011.  Non-interest bearing deposits increased during the nine month period by $3.0 million, to $12.8 million, and interest-bearing deposits decreased by $1.4 million, to $183.1 million.  Total Federal Home Loan Bank advances and other borrowings were $61.4 million at September 30, 2012, an increase of $4.3 million from December 31, 2011.  This increase in borrowings was primarily used to fund the growth in our loans receivable during the first nine months of 2012.

Total shareholders’ equity was $55.6 million at September 30, 2012, a decrease of $1.9 million from December 31, 2011.  During the first nine months of 2012, the Company acquired 264,878 shares of its common stock at a total cost of $4.3 million pursuant to its repurchase plans.  The cost of our stock repurchases during the first nine months of 2012 was partially offset by net income of $1.8 million, and the release of 43,084 shares held by the Company’s Recognition and Retention Plan Trust, with a total cost basis of $543,000, which became vested and were released to plan participants during the period.  The Bank’s tier 1 leverage ratio was 15.24% at September 30, 2012 compared to 15.00% at December 31, 2011.  Tier 1 risk-based capital and total risk-based capital at the bank level were 28.21% and 29.33%, respectively, at September 30, 2012, and 29.32% and 30.38%, respectively, at December 31, 2011.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2012 and 2011

General.  Net income for the quarter ended September 30, 2012 was $647,000, an increase of $151,000 from the third quarter of 2011.  Diluted earnings per share were $0.24 and $0.17, respectively for the quarters ended September 30, 2012 and 2011.  Net interest income was $2.6 million during the third quarter of 2012, an increase of $129,000 compared to the second quarter of 2011.  Non-interest income was $548,000 during the third quarter of 2012, an increase of $235,000 compared to the third quarter of 2011.  This increase in non-interest income was due primarily to an increase in commissions earned on brokered reverse mortgage loans and an increase in gains on the sale of residential mortgage loans.  Non-interest expense was $2.0 million and $1.9 million, respectively, for the quarters ended September 30, 2012, and 2011.

For the nine month period September 30, 2012, net income was $1.8 million, or $0.64 per diluted share, compared to net income of $1.5 million, or $0.50 per diluted share for the nine month period ended September 30, 2011.  Net interest income was $7.5 million and $7.3 million, respectively, for the nine month periods ended September 30, 2012 and 2011.  Our provision for loan losses during the first nine months of 2012 was $226,000 compared to $59,000 during the first nine months of 2011.  Non-interest income increased by $611,000, to $1.4 million, during the nine months ended September 30, 2012 compared to the nine month period ended September 30, 2011.  This increase in non-interest income was primarily due to the increase in commissions earned on brokered reverse mortgage loans and an increase in the gain on the sale of loans, referenced previously.  Non-interest expense was $5.9 million and $5.6 million, respectively, for the nine month periods ended September 30, 2012 and 2011.

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

	Three months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$216,763	$2,902	5.36%	$188,879	$2,749	5.82%
Mortgage-backed Securities	85,082	680	3.20%	64,199	761	4.74%
Investment Securities	6,398	37	2.31%	46,268	178	1.54%
Other Interest-Earning Assets	5,915	3	0.20%	11,818	9	0.30%
Total Interest-Earning Assets	314,158	3,622	4.61%	311,164	3,697	4.75%

Non-Interest Earning Assets	8,268			7,629

Total Assets	$322,426			$318,793

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$50,929	30	0.24%	$46,943	32	0.27%
Certificates of Deposit	132,146	482	1.46%	134,626	612	1.82%
Total Interest-Bearing Deposits	183,075	512	1.12%	181,569	644	1.42%

Borrowings	65,796	552	3.36%	63,827	624	3.91%
Total Interest-Bearing Liabilities	248,871	1,064	1.71%	245,396	1,268	2.07%

Non-Interest Bearing Liabilities	17,897			15,400

Total Liabilities	266,768			260,796

Stockholders' Equity	55,658			57,997

Total Liabilities and Stockholders' Equity	$322,426			$318,793

Net Interest-Earning Assets	$65,287			$65,768

Net Interest Income; Average Interest Rate Spread		$2,558	2.90%		$2,429	2.68%

Net Interest Margin (2)			3.26%			3.12%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.23%			126.80%
__________________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$208,919	$8,421	5.37%	$185,415	$8,211	5.90%
Mortgage-backed Securities	87,124	2,221	3.40%	68,641	2,482	4.82%
Investment Securities	6,984	113	2.16%	49,587	575	1.55%
Other Interest-Earning Assets	8,295	16	0.26%	9,616	24	0.33%
Total Interest-Earning Assets	311,322	10,771	4.61%	313,259	11,292	4.81%

Non-Interest Earning Assets	7,790			7,854

Total Assets	$319,112			$321,113

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$50,436	87	0.23%	$46,167	116	0.34%
Certificates of Deposit	132,909	1,518	1.52%	135,287	1,932	1.90%
Total Interest-Bearing Deposits	183,345	1,605	1.17%	181,454	2,048	1.50%

Borrowings	63,278	1,669	3.52%	66,279	1,930	3.88%
Total Interest-Bearing Liabilities	246,623	3,274	1.77%	247,733	3,978	2.14%

Non-Interest Bearing Liabilities	15,575			13,835

Total Liabilities	262,198			261,568

Stockholders' Equity	56,914			59,545

Total Liabilities and Stockholders' Equity	$319,112			$321,113

Net Interest-Earning Assets	$64,699			$65,526

Net Interest Income; Average Interest Rate Spread		$7,497	2.84%		$7,314	2.67%

Net Interest Margin (2)			3.21%			3.11%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.23%			126.45%

__________________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was $2.6 million during the third quarter of 2012, an increase of $129,000 compared to the third quarter of 2011.  During the third quarter of 2012, interest income was $3.6 million, a decrease of $75,000 compared to the third quarter of 2011.  This decrease in interest income between the respective quarterly periods was due to a 14 basis point decrease in the average yield on our interest-earning assets, which was partially offset by a $3.0 million increase in the average balance of our interest-earning assets.  The average yield on our interest-earning assets was 4.61% and 4.75%, respectively, for the quarterly periods ended September 30, 2012 and 2011.  Interest income on loans receivable was $2.9 million during the third quarter of 2012, an increase of $153,000 compared to the third quarter of 2011.  The increase in interest income on loans receivable was due primarily to a $27.9 million increase in the average balance of our loans receivable, the effect of which was partially reduced by a 46 basis point decrease in the average yield of our loan portfolio.  The average balance of our mortgage-backed securities and CMOs increased by $20.9 million while the average yield on these securities decreased by 154 basis points during the third quarter of 2012 compared to the third quarter of 2011, resulting in a decrease of $81,000 in interest income earned on mortgage-backed securities and CMOs.  Interest income on investment securities during the third quarter of 2012 was $37,000, at an average yield of 2.31%, compared to $178,000, at an average yield of 1.54%, during the third quarter of 2011.

During the nine months ended September 30, 2012, net interest income was $7.5 million, an increase of $183,000 compared to the nine months ended September 30, 2011.  Interest income was $10.8 million and $11.3 million, respectively, for the nine month periods ended September 30, 2012 and September 30, 2011.  This decrease in interest income was due to a $1.9 million decrease in the average balance of our interest-earning assets, and a 20 basis point decrease in the average yield on interest-earning assets.  Interest income on our loans receivable was $8.4 million for the nine month period ended September 30, 2012, an increase of $210,000 compared to the nine month period ended September 30, 2011.  The average balance of our loans receivable increased by $23.5 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The benefit derived by this increase in the average balance of our loans was partially offset by a 53 basis point decrease in the average yield earned on our loans receivable.  During the first nine months of 2012, the average balance of our mortgage-backed securities and CMOs increased by $18.5 million compared to the first nine months of 2011, while the average yield of our mortgage-backed securities and CMOs decreased by 142 basis points, resulting in a decrease in interest income of $261,000.  The Company earned $113,000 on an average investment securities portfolio of $7.0 million during the first nine months of 2012 compared to $575,000 on an average investment securities portfolio $49.6 million during the first nine months of 2011.

Interest Expense.  Total interest expense was $1.1 million, with our interest-bearing liabilities having an average cost of 1.71%, during the third quarter of 2012, compared to $1.3 million and an average cost of 2.07% for the third quarter of 2011.  The average rate paid on interest-bearing deposits was 1.12% during the quarter ended September 30, 2012, a decrease of 30 basis points from the quarter ended September 30, 2011.  Interest expense on borrowings was $552,000 at an average cost of 3.36% during the third quarter of 2012, and $624,000 at an average cost of 3.91% during the third quarter of 2011.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.90% for the third quarter of 2012, compared to 2.68% for the third quarter of 2011.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.26% for the three month period ended September 30, 2012, an increase of 14 basis points from the three month period ended September 30, 2011.

Total interest expense for the first nine months of 2012 was $3.3 million, a decrease of $704,000 compared to the first nine months of 2011.  Average interest-bearing liabilities were $246.6 million during the nine month period ended September 30, 2012, compared to $247.7 million during the nine month period ended September 30, 2011.  The average cost of our interest-bearing liabilities was 1.77% for the nine months ended September 30, 2012, compared to 2.14% for the nine months ended September 30, 2011.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.84% for the first nine months of 2012, an increase of 17 basis points compared to the first nine months of 2011.

Provision for Loan Losses. The Company recorded provisions for loan losses of $98,000 and $89,000, respectively, for the quarters ended September 30, 2012 and 2011.  Our allowance for loan losses was $1.9 million at September 30, 2012, or 267.83% of our non-performing loans at such date.

For the nine month periods ended September 30, 2012 and September 30, 2011, our provisions for loan losses were $226,000 and $59,000, respectively.  Total non-performing loans were $715,000, and total non-performing assets were $1.3 million at September 30, 2012.   Stated as a percentage of total loans receivable, our allowance for loan losses was 0.88% and 0.91% at September 30, 2012 and December 31, 2011, respectively.

Non-interest Income.  Non-interest income for the third quarter of 2012 was $548,000, an increase of $235,000 from the third quarter of 2011.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and broker commissions earned on reverse mortgage loans, were $160,000 during the third quarter of 2012, an increase of $61,000 from the comparable 2011 period.  Gains on the sale of mortgage loans were $359,000 during the third quarter of 2012, compared to $122,000 during the third quarter of 2011.  During the third quarter of 2011, the Company realized gains of $72,000 on the sale of securities.  There were no such sales during the third quarter of 2012.  Other non-interest income was $29,000 and $20,000, respectively, for the three month periods ended September 30, 2012 and 2011.

For the nine month periods ended September 30, 2012 and 2011, total non-interest income was $1.4 million and $756,000, respectively.  During the 2012 period, the Company recorded a $189,000 increase in its customer service fees, and a $465,000 increase in the gain on the sale of loans.  There were no securities sold during the nine month period ended September 30, 2012, compared to the sale of $1.1 million in mortgage-backed securities which resulted in gains of $72,000 during the nine month period ended September 30, 2011.  Other non-interest income was $95,000 during the first nine months of 2012 and $66,000 during the first nine months of 2011.

Non-interest Expense. Non-interest expense was $2.0 million for the quarter ended September 30, 2012 compared to $1.9 million for the quarter ended September 30, 2011.  Salaries and employee benefits expense was $1.3 million during the third quarter of 2012, an increase of $142,000 compared to the third quarter of 2011.  Occupancy expenses were $319,000 and $280,000 for the respective quarters ended September 30, 2012 and 2011.  The increases in our salaries and employee benefits expense and our occupancy expenses were primarily due to the staffing and operating expenses associated with our new full service branch located in Covington, Louisiana, which opened in May 2012.  At September 30, 2012, the Company had 72 full-time equivalent employees compared to 63 full-time equivalent employees at September 30, 2011.  The net cost associated with our OREO operations was $29,000 during the third quarter of 2012, a decrease of $43,000 compared to the third quarter of 2011.  Our OREO expenses for the third quarter of 2012 included an impairment charge of $20,000 recorded against a repossessed restaurant in Baton Rouge, Louisiana.  Advertising expenses were $60,000 during the third quarter of 2012, an increase of $15,000 compared to the third quarter of 2011.  This increase in advertising expense is primarily due to the opening of our previously reference new branch office.  Aggregate other non-interest expenses for the quarters ended September 30, 2012 and 2011 were $219,000 and $220,000, respectively.

Total non-interest expense for the nine months ended September 30, 2012 and 2011 was $5.9 million and $5.6 million, respectively.  Salaries and employee benefits expense was $3.7 million for the nine month period ended September 30, 2012 and $3.5 million for the nine month period ended September 30, 2011.  Occupancy expenses were $923,000 and $833,000 for the respective nine month periods ended September 30, 2012 and 2011.  The net cost of OREO operations during the first nine months of 2012 was $99,000, a decrease of $211,000 compared to the first nine months of 2011.  Advertising expense for the first nine month of 2012 was $177,000 compared to $120,000 for the first nine months of 2011.  Other non-interest expenses were $687,000 for the nine months ended September 30, 2012, an increase of $58,000 compared to the nine months ended September 30, 2011.  This increase in other year-to-date non-interest expense was due to increased costs associated with supplies for our new branch, as well as increased professional fees related to auditing and consulting services.

Income Tax Expense. Income tax expense was $344,000 based on pre-tax income of $991,000 during the third quarter of 2012 compared to income tax expense of $299,000 on pre-tax income of $795,000 during the third quarter of 2011.

For the nine month period ended September 30, 2012, the Company recorded income tax expense of $948,000, an increase of $100,000 from the nine month period ended September 30, 2011.  This increase in income tax expense was primarily due to an increase in pre-tax income of $350,000 between the respective nine month periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2012, our cash and cash equivalents amounted to $7.2 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $13.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2012, we had certificates of deposit maturing within the next 12 months amounting to $80.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At September 30, 2012, we had $61.4 million in total borrowings, including $35.4 million in FHLB advances and $26.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At September 30, 2012, the Company had $123.9 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at September 30, 2012.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$130,758	$80,258	$34,320	$16,180	$-
FHLB Advances and Other Borrowings	61,426	33,115	7,648	18,300	2,363
Total Long-Term Debt	192,184	113,373	41,968	34,480	2,363

Operating Lease Obligations	$119	$34	$68	$17	$-

Total Contractual Obligations	$192,303	$113,407	$42,036	$34,497	$2,363

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
			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

July 1 - July 31, 2012	-	-	-	83,892
August 1 - August 31, 2012	10,750	$16.24	10,750	73,142
September 1 - September 30, 2012	25,790	16.76	25,790	47,352
Total	36,540	$16.60	36,540

_______________
(1)	On May 29, 2012, the Company announced a stock repurchase programs to acquire up to 5%, or 155,205 shares of its outstanding common stock over a six-month period.

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

LOUISIANA BANCORP, INC.
Date: November 13, 2012	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer