Form 10-K
period 2012-12-31
LOUISIANA BANCORP INC
filed 2013-03-27
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES [  ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES [  ] NO [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.YES [x] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). YES [x] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ] NO [x]

The aggregate market value of the 2,077,480 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $16.10 for the common stock on June 30, 2012, as reported by the Nasdaq Stock Market, was approximately $33.4 million.  Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 27, 2013: 2,868,202

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  The Bank currently operates out of its headquarters and three traditional bank branches located in the New Orleans, Louisiana metropolitan area.  Our newest branch office located in Covington, Louisiana was opened during the second quarter of 2012.  At December 31, 2012, the Bank had 70 full-time employees and two part-time employees. At December 31, 2012, 2011 and 2010, the Company had total assets of $311.9 million, $313.1 million, and $320.9 million, respectively.   Net interest income during these years was $10.0 million, $9.8 million and $10.3 million, respectively, and net income was $2.5 million, $2.1 million, and $2.6 million, respectively.

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

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area.  Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land.  Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area.  Our total real estate loan portfolio has grown from $110.5 million at December 31, 2008, to $214.5 million at December 31, 2012.  At December 31, 2012, our one-to four-family residential loans comprised 50.0%, or $107.6 million, of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 37.5%, or $80.6 million, of total loans. Home equity loans and lines of credit were $26.3 million, or 12.2%, of the total loan portfolio at December 31, 2012.

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

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish and neighboring Orleans Parish.  During the second quarter of 2012, the Bank expanded its branch footprint by opening a new branch office in St. Tammany Parish, which is located north of Lake Pontchartrain.  Jefferson, Orleans and St. Tammany Parishes are the three largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”).  According to the latest data available from the U.S. Census Bureau, the estimated populations of Jefferson, Orleans and St. Tammany Parishes are 432,640, 360,740, and 236,785, respectively.  Based on these estimates, Jefferson, Orleans and St. Tammany Parishes are ranked second, third, and fifth, respectively, in total population within the state.  Jefferson and St. Tammany Parishes have traditionally been referred to as suburban markets, characterized by relatively high levels of home ownership and per capita income.  Orleans Parish has been considered an urban community with home ownership rates below 50% and per capita income below the state average.  The Orleans Parish market area was severely impacted by the devastation of Hurricane Katrina in August 2005.  The pre-Katrina population of Orleans Parish was estimated at 494,294 as of July 1, 2005, and dropped to 230,172 in the twelve months immediately following the storm.  From its low point in 2006, the population has increased by more than 130,000 residents. Management and the Board of the Company are optimistic that the city’s repopulation trend will continue in the coming years as a result of the federal investment in recovery projects and the development of a diversified economy that will be spearheaded by a biomedical district in the heart of the central business district.

The local economy in southern Louisiana is reliant on a variety of sectors.  Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy.  The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy.  According to the U.S. Bureau of Labor Statistics, the trade, transportation and utilities sector represented 20.0% of the New Orleans MSA labor force at December 31, 2012, followed by government (15.3%), education and health services (15.1%) and leisure and hospitality (14.7%).

At December 31, 2012, the U.S. Bureau of Labor Statistics estimated that the seasonally adjusted unemployment rate for the nation was 7.8%, a decrease of 0.7% from December 31, 2011.  The unemployment rate for state of Louisiana and the New Orleans MSA was 5.60% and 5.50%, respectively, at December 31, 2012.  These rates indicate a year-over-year decrease in unemployment of 1.4% for the state and 0.9% for the New Orleans MSA.

According to data provided by the National Association of Realtors, the median sales price of existing homes in the New Orleans MSA increased by 2.1% during 2012 compared to a decrease of 4.2% in 2011.  In Jefferson and St. Tammany Parishes, the average sales price of existing homes decreased during 2012 by 2.5% and 1.2%, respectively.  During 2012, the average sales price of single-family residences in Orleans Parish increased by 8.0%, to $257,140.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  In the New Orleans MSA, as of June 30, 2012, there were 36 FDIC-insured institutions competing for a share of the deposit market.  Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us.  Based on the most recent data available through the FDIC, the Bank’s $199.4 million in deposits at June 30, 2012 represented a deposit market share of 0.68% for the seven parish New Orleans MSA, and a 0.73% market share for Jefferson, Orleans and St. Tammany Parishes.  Of the 34 FDIC-insured institutions operating in Jefferson, Orleans and St. Tammany Parishes as of June 30, 2012, we rank 16th in terms of deposit market share.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.  We believe that the presence of a local executive management team experienced with the challenges associated with the region’s rebuilding efforts provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General.  At December 31, 2012, our net loan portfolio totaled $213.2 million, or 68.35% of total assets.  Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area.  In addition, the Bank originates home equity loans and lines of credit secured by residential real estate.  Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential, commercial real estate and land loans.  We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real estate loans:
One- to four-family residential(1)	$107,556	50.0%	$105,718	53.5%	$98,635	54.5%	$85,726	53.4%	$51,547	45.4%
Home equity loans and lines	26,305	12.2	18,467	9.3	15,745	8.7	14,389	9.0	10,297	9.1
Multi-family residential	17,644	8.2	14,591	7.4	11,785	6.5	9,423	5.9	7,859	6.9
Commercial real estate	62,771	29.2	56,492	28.6	52,594	29.0	47,798	29.8	39,700	35.0
Land loans	206	0.1	1,299	0.7	951	0.5	1,213	0.8	1,095	1.0
Total real estate loans	214,482	99.7	196,567	99.5	179,710	99.2	158,549	98.9	110,498	97.4
Consumer and other loans:
Student loans	--	--	--	--	--	--	485	0.3	1,398	1.2
Loans secured by deposits	458	0.2	568	0.3	464	0.3	478	0.3	283	0.2
Other	266	0.1	452	0.2	900	0.5	835	0.5	1,368	1.2
Total consumer loans	724	0.3	1,020	0.5	1,364	0.8	1,798	1.1	3,049	2.6
Total loans	$215,206	100.0%	$197,587	100.0%	$181,074	100.0%	$160,347	100.0%	$113,547	100.0%
Less:
Deferred loan fees	130		150		205		240		359
Allowance for loan losses	1,917		1,805		1,759		1,661		1,952
Net loans	$213,159		$195,632		$179,110		$158,446		$111,236
_____________________
(1)
For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages.  We typically have second mortgages on home equity loans and lines of credit.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2012, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four- Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(In Thousands)
Amounts due after December 31, 2012 in:
One year or less	$412	$649	$597	$869
After one year through two years	1,113	318	1,690	1,213
After two years through three years	883	490	1,068	726
After three years through five years	4,375	1,699	3,773	9,554
After five years through ten years	18,907	9,271	6,141	23,456
After ten years through 15 years	41,148	5,136	3,478	26,953
After 15 years	40,718	8,742	897	-
Total	$107,556	$26,305	$17,644	$62,771

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2012 in:
One year or less	$--	$325	$2,852
After one year through two years	184	196	4,714
After two years through three years	--	180	3,347
After three years through five years	--	17	19,418
After five years through ten years	22	6	57,803
After ten years through 15 years	--	-	76,715
After 15 years	--	-	50,357
Total	$206	$724	$215,206

The following table shows the dollar amount of our loans at December 31, 2012 due after December 31, 2013 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
Real Estate Loans:	(In Thousands)
One- to four-family residential	$79,159	$27,985	$107,144
Home equity loans & lines	7,714	17,942	25,656
Multi-family residential	16,150	897	17,047
Commercial real estate	61,740	162	61,902
Land loans	206	--	206
Consumer and other	376	23	399
Total	$165,345	$47,009	$212,354

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  Generally, we have purchased such loans without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2012 was a $763,000 participation interest in a $1.4 million loan secured by a single-family home in New Orleans.  At December 31, 2012, our total purchased interest in participation loans was $1.5 million, all of which were performing in accordance with their contractual terms at such date.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates.  We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $6.8 million at December 31, 2012.  At December 31, 2012, the Bank’s five largest borrowers, and their related entities, have aggregate loan balances of $4.2 million, $3.6 million, $3.4 million, $3.1 million and $3.0 million, respectively, and all of such loans were performing in accordance with their terms at such date.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$85,061	$59,218	$58,990
Home equity loans and lines	3,641	9,906	6,889
Multi-family residential	5,228	6,180	5,094
Commercial real estate	16,689	18,641	11,967
Land loans	-	370	190
Consumer and other	163	842	1,314
Total loan originations	110,782	95,157	84,444
Loans purchased(1)	-	-	-
Loans sold	(59,169)	(30,715)	(30,771)
Loan principal repayments	(33,664)	(47,771)	(32,596)
Total loans sold and principal repayments	(92,833)	(78,486)	(63,367)
Transfer to other real estate owned	(330)	(158)	(350)
Increase (decrease) due to other items, net(2)	(92)	9	(63)
Net increase in total loans	$17,527	$16,522	$20,664
_____________________
(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At December 31, 2012, $107.6 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $1.8 million from December 31, 2011, and an increase of $56.0 million from December 31, 2008.  Originations of one- to four-family loans were $85.1 million, $59.2 million, and $59.0 million, respectively, for the years ended December, 31, 2012, 2011 and 2010.  During this three-year period, our single-family residential real estate loans as a percentage of total loans decreased from 53.4% at December 31, 2009, to 50.0% at December 31, 2012.

Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae, and non-conforming “jumbo” loans, which have principal balances in excess of the Fannie Mae conforming loan limit of $417,000.  Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan.  Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years.  We generally sell into the secondary market our newly originated secondary market eligible loans with 30-year terms to maturity.  During the current year, we have focused our origination efforts on increasing our production of adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually.  The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio.  We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal.  At December 31, 2012, $28.0 million, or 26.1%, of our one- to four-family residential loan portfolio maturing after December 31, 2013 consisted of ARM loans.  In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that “table funds” the loan at closing.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 90%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one- to four-family first mortgage loans.  Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.  Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in the portfolio and we generally exercise our rights under these clauses.

Home Equity Loans and Lines of Credit.  In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages.  At December 31, 2012, our total home equity loans and lines of credit were $26.3 million, an increase of $7.8 million from December 31, 2011.  Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years.  Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index.  In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures.  At December 31, 2012, the unused portion of our home equity lines of credit was $16.4 million.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2012, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $80.6 million, or 37.5% of our total loan portfolio.  Our aggregate multi-family residential, commercial real estate and land loans increased by $8.2 million from December 31, 2011 to December 31, 2012, and by $32.0 million from December 31, 2008 to December 31, 2012.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area.  At December 31, 2012, our multi-family residential real estate loans were $17.6 million, or 8.2% of our total loan portfolio, and consisted primarily of loans secured by properties with 20 or fewer rental units.  The average outstanding balance of our multi-family residential loans was $327,000, with our largest multi-family residential loan having a balance of $2.2 million at December 31, 2012.   Our commercial real estate loans comprised 29.2% of our total loan portfolio, and had an aggregate balance of $62.8 million at December 31, 2012.  The five largest commercial real estate loans outstanding at year end 2012 were $2.8 million, $2.7 million, $2.4 million, $2.2 million and $2.1 million, and all of such loans were performing in accordance with all their terms at such date.

Although terms for multi-family residential, commercial real estate and land loans vary, our underwriting standards generally allow for terms of up to 15 years with monthly amortization over the life of the loan and loan-to-value ratios of not more than 80%.  Interest rates are either fixed or, on occasion, adjustable, based upon designated market indices such as the prime rate or LIBOR, and fees of up to 2.0% are charged to the borrower at the origination of the loan.  In light of local market demands, substantially all of our multi-family residential, commercial real estate and land loans originated in recent years have been fixed-rate loans with terms to maturity of 10 to 15 years.  However, the actual lives of such loans generally are less due to prepayments and re-financings.  In originating multi-family residential, commercial real estate and land loans we estimate what we expect will be the actual life of the loan to maturity and generally seek to originate loans which we expect will have an average estimated life of 6-7 years.  Generally, we obtain personal guarantees of the principals as additional collateral for multi-family residential, commercial real estate and land loans.

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

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer and other loans amounted to $724,000, or 0.3% of our total loan portfolio at December 31, 2012.  Our consumer loans include loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit.  Our non-mortgage commercial loans and lines of credit at December 31, 2012 amounted to $9,000.

Consumer and non-mortgage commercial loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  During 2012, we recorded charge-offs of $158,000 related to consumer and non-mortgage commercial loans.  Of this charge-off figure, $60,000 was recovered during the year.  In 2011, we had no charge-offs related to consumer loans.

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

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment.  As of December 31, 2012 and 2011, our recorded investment in impaired loans was $1.5 million and $1.1 million, respectively.

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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At December 31, 2012 and 2011, our recorded investment in assets classified as “substandard” was $1.3 million and $756,000, respectively.  There were $91,000 in loss allowances allocated to such substandard loans at December 31, 2012, and no such allowances at December 31, 2011.  At December 31, 2012, we had $1.6 million in assets classified as “special mention” compared to no “special mention” assets at December 31, 2011.

Delinquent Loans.  At December 31, 2012, we had $201,000 in loans delinquent 30 to 89 days, compared to $588,000 at December 31, 2011.  Our loans delinquent 30 to 89 days as of December 31, 2012 were composed of three single family residential mortgage loans totaling $122,000, five home equity loans or lines of credit totaling $75,000, and two consumer loans totaling $4,000.

The following table shows the delinquencies in our loan portfolio (other than past-due loans on non-accrual status) as of the dates indicated.

	December 31, 2012				December 31, 2011
	30-89 Days Overdue		90 or More Days Overdue and Still Accruing		30-89 Days Overdue		90 or More Days Overdue and Still Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate Loans:	(Dollars in Thousands)
One- to four-family residential	3	$122	--	$--	2	$463	--	$--
Home equity loans and lines	5	75			6	125
Multi-family residential	-	-	--	--	-	-	--	--
Commercial real estate	-	-			-	-
Land	-	-			-	-
Consumer and other	2	4	--	--	-	-	--	--
Total delinquent loans	10	$201	--	$--	8	$588	--	$--
Delinquent loans to total net loans		0.09%		--%		0.30%		--%
Delinquent loans to total loans		0.09%		--%		0.30%		--%

Non-Performing Loans and Real Estate Owned.  Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.  At December 31, 2012, our non-performing loans totaled $1.5 million, an increase of $378,000 from December 31, 2011.  The largest components of our non-performing loans at December 31, 2012 were two nonresidential mortgage loans secured by commercial real estate with an aggregate carrying value of $1.2 million and 11 home equity loans or lines of credit totaling $142,000.

For the years ended December 31, 2012 and 2011, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $59,000 and $65,000, respectively.

Real estate owned increased $100,000 million to $632,000, during the year ended December 31, 2012.  During 2012, the Bank sold a single-family residential property for $153,000, resulting in a gain of $3,000.  In addition, the Bank foreclosed on a $330,000 non-residential mortgage loan secured by a restaurant in Baton Rouge, Louisiana.  This property was subsequently written down to its fair market value estimate of $250,000.  At December 31, 2012, real estate owned also included our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $382,000 at such date.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. The Bank had no troubled debt restructurings as of any of the dates indicated below.

	December 31,
	2012	2011	2010	2009	2008

Non-accruing loans:	(Dollars in Thousands)
Real Estate loans:
One- to four-family residential	$50	$110	$123	$36	$52
Home equity loans and lines	142	569	682	378	389
Multi-family residential	13	--	--	515	--
Commercial real estate	1,247	330	--	--	--
Land loans	--	--	34	--	--
Consumer and other	--	65	69	74	79
Total non-accruing loans	1,452	1,074	908	1,003	520
Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	--	--	--	--	--
Home equity loans and lines	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Land loans	--	--	--	--	--
Consumer and other	--	--	--	--	--
Total accruing loans 90 days or more past due	--	--	--	--	--
Total non-performing loans(1)	1,452	1,074	908	1,003	520
Real estate owned, net	632	532	1,696	1,573	--
Total non-performing assets	$2,084	$1,606	$2,604	$2,576	$520
Total non-performing loans as a percentage of loans, net	0.68%	0.55%	0.51%	0.63%	0.47%
Total non-performing loans as a percentage of total assets	0.47%	0.34%	0.28%	0.30%	0.16%
Total non-performing assets as a percentage of total assets	0.67%	0.51%	0.81%	0.78%	0.16%
_____________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

The Bank recorded charge-offs of $208,000 during 2012 compared to $8,000 during 2011.  During 2012, the Bank recorded $50,000 in charge-offs against home equity loans and lines, and $158,000 against consumer and other loans.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008

	(Dollars in Thousands)
Total loans outstanding at end of period	$215,206	$197,587	$181,074	$160,347	$113,547

Allowance for loan losses, beginning of period	1,805	1,759	1,661	1,952	1,999
Provision (recovery) for loan losses	246	53	269	337	(43)
Charge-offs:
Real Estate loans:
One- to four-family residential	-	2	--	31	--
Home equity loans and lines	50	6	3	191	2
Multi-family residential	--	--	171	--	--
Commercial real estate	--	--	--	396	--
Land loans	--	--	--	--	--
Consumer and other	158	--	--	10	2
Total charge-offs	208	8	174	628	4
Recoveries on loans previously charged off	74	1	3	--	--
Allowance for loan losses, end of period	$1,917	$1,805	$1,759	$1,661	$1,952
Allowance for loan losses as a percent of non-performing loans	132.02%	168.06%	193.72%	165.60%	375.38%
Allowance for loan losses as a percent of total loans	0.89%	0.91%	0.98%	1.04%	1.72%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	--%	0.10%	0.47%	--%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$856	50.0%	$889	53.5%	$858	54.5%	$726	53.4%	$91	45.4%
Home equity loans and lines	236	12.2	207	9.3	270	8.7	273	9.0	210	9.1
Multi-family residential	160	8.2	148	7.4	100	6.5	167	5.9	2	6.9
Commercial real estate	656	29.2	485	28.6	442	29.0	397	29.8	49	35.0
Land loans	2	0.1	2	0.7	9	0.5	10	0.8	2	1.0
Consumer and other	7	0.3	74	0.5	80	0.8	88	1.1	98	2.6
Unallocated	--	--	--	--	--	--	--	--	1,500	--
Total	$1,917	100.0%	$1,805	100.0%	$1,759	100.0%	$1,661	100.0%	$1,952	100.0%

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

At December 31, 2012, our investment and mortgage-backed securities amounted to $79.6 million in the aggregate, or 25.5% of total assets at such date.  The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $48.1 million, or 60.5% of the securities portfolio at December 31, 2012.  The second largest component of our securities portfolio at December 31, 2012 was collateralized mortgage obligations (“CMOs”) which amounted to $25.1 million, or 31.5% of the securities portfolio.  Our securities portfolio also contains U.S. agency debt securities which amounted to $6.1 million at December 31, 2012.  These U.S. agency debt securities may contain provisions which provide the agency with the ability to call the securities at specified dates.

The Company held equity securities with market values of $258,000 and $183,000, respectively, at December 31, 2012 and 2011.  These equity securities are comprised solely of common stock investments in community banks.

At December 31, 2012, and December 31, 2011, we had net unrealized gains of $653,000 and $970,000, respectively, on our available-for-sale securities.

 Pursuant to FASB ASC 320-10, our securities are classified as available for sale (“AFS”), held to maturity (“HTM), or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2012, we had $12.1 million of securities classified as available for sale, $67.5 million of securities classified as held to maturity and no securities classified as trading.  During the year ended December 31, 2012, there were no sales of available-for-sale securities compared to the sale of $1.2 million of such securities during the year ended December 31, 2011.  The securities sold during 2011 resulted in gains of $72,000.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities and CMOs were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2012		2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$5,333	$5,755	$9,648	$10,356	$14,505	$15,383
U.S. government and agency obligations	5,970	6,126	11,949	12,211	46,924	47,106
Equity Securities	183	258	183	183	--	--
Total Securities AFS	11,486	12,139	21,780	22,750	61,429	62,489
Securities Held to Maturity:
Mortgage-backed securities	42,365	44,897	57,558	61,041	62,122	65,922
Collateralized mortgage obligations	25,089	25,418	2,023	2,026	63	63
Municipal obligations	--	--	--	--	1,354	1,370
Total Securities HTM	67,454	70,315	59,581	63,067	63,539	67,355
Total Mortgage-Backed and Investment Securities	$78,940	$82,454	$81,361	$85,817	$124,968	$129,844

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2012 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(In Thousands)
Available-for-Sale:
Mortgage-backed securities	$359	$325	$5,071	--	$5,755
U.S. government and agency obligations	4,026	2,100	--	--	6,126
Collateralized mortgage obligations	--	--	--	--	--
Total	$4,385	$2,425	$5,071	--	$11,881
Weighted Average Yield	1.40%	4.41%	5.06%		3.58%
Equity Securities					$258
Total					12,139
Held to Maturity:
Mortgage-backed securities	$--	$1,296	$9,095	$31,974	$42,365
U.S. government and agency obligations	--	--	--	--	--
Collateralized mortgage obligations	--	--	25	25,064	25,089
Total	$--	$1,296	$9,120	$57,038	$67,454
Weighted Average Yield	--%	4.74%	5.09%	3.07%	3.37%
Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$359	$1,621	$14,166	$31,974	$48,120
U.S. government and agency obligations	4,026	2,100	--	--	6,126
Collateralized mortgage obligations	--	--	25	25,064	25,089
Total	$4,385	$3,721	$14,191	$57,038	79,335
Weighted Average Yield	1.40%	4.52%	5.08%	3.07%	3.41%
Equity Securities					$258
Total					$79,593

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2012	2011	2010

	(In Thousands)
Fixed-rate:
Available for sale	$5,755	$10,356	$15,383
Held to maturity	35,955	50,953	50,665
Total fixed-rate	41,710	61,309	66,048
Adjustable-rate:
Available for sale	--	--	--
Held to maturity	6,410	8,628	11,520
Total adjustable-rate	6,410	8,628	11,520
Total mortgage-backed securities	$48,120	$69,937	$77,568

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2012 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2012 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$359	4.50%	$325	6.24%	$5,071	5.06%	$--
Held to maturity	--	0.00%	1,211	4.91%	8,963	5.14%	25,781	4.00%
Total fixed-rate	359	4.50%	1,536	5.19%	14,034	5.11%	25,781	4.00%
Adjustable-rate:
Available for sale	--		--		--	--	--
Held to maturity	--		85	2.27%	132	2.13%	6,193	3.08%
Total adjustable-rate	--		85	2.27%	132	2.13%	6,193	3.08%
Total	$359	4.50%	$1,621	5.04%	$14,166	5.08%	$31,974	3.82%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At December 31, 2012, 35.1% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”.  Total certificates of deposit were $127.4 million at December 31, 2012 compared to $134.5 million at December 31, 2011.

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

We do not actively solicit certificate accounts of $100,000 or more, known as “jumbo CDs,” or use brokers to obtain deposits.  At December 31, 2012, our jumbo CDs amounted to $56.0 million, of which $39.7 million are scheduled to mature within twelve months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$71,936	36.7%	$64,299	33.1%	$32,253	17.1%
1.00% - 1.99%	19,070	9.7	20,660	10.6	44,120	23.4
2.00% - 2.99%	12,550	6.4	17,878	9.2	16,678	8.8
3.00% - 3.99%	23,244	11.8	23,784	12.3	30,293	16.1
4.00% - 4.99%	580	0.3	7,833	4.0	11,482	6.1
5.00% - 5.99%	--	--	--	--	8	--
Total certificate accounts	127,380	64.9	134,454	69.2	134,834	71.5

Savings accounts	24,532	12.5	21,621	11.1	19,368	10.3
Checking:
Interest bearing	20,645	10.5	21,064	10.9	19,319	10.3
Non-interest bearing	14,322	7.3	9,764	5.0	8,130	4.3
Money market	9,327	4.8	7,423	3.8	6,711	3.6
Total savings and transaction accounts	68,826	35.1	59,872	30.8	53,528	28.5
Total deposits	$196,206	100.00%	$194,326	100.00%	$188,362	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Accounts	$22,813	$57	0.25%	$20,618	$82	0.40%	$18,496	$92	0.50%
Checking	19,458	31	0.16	18,998	27	0.14	18,344	34	0.19
Money market	9,014	32	0.36	7,018	31	0.44	6,560	36	0.55
Certificates of deposit	131,734	1,951	1.48	135,030	2,506	1.86	135,599	3,032	2.24
Total interest-bearing Deposits	$183,019	$2,071	1.13%	$181,664	$2,646	1.46%	$178,999	$3,194	1.78%
The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Beginning balance	$194,326	$188,362	$188,622
Net increase (decrease) before interest credited	313	3,896	(2,881)
Interest credited	1,567	2,068	2,621
Net increase (decrease) in deposits	1,880	5,964	(260)
Ending balance	$196,206	$194,326	$188,362

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2012.

	Balance at December 31, 2012 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In Thousands)
Less than 1.00%	$64,034	$6,971	$931	$--	$71,936
1.00% - 1.99%	5,814	4,106	1,306	7,844	19,070
2.00% - 2.99%	2,849	46	1,381	8,274	12,550
3.00% - 3.99%	2,700	14,861	5,683	--	23,244
4.00% - 4.99%	579	--	--	1	580
5.00% - 5.99%	--	--	--	--	--
Total certificate accounts	$75,976	$25,984	$9,301	$16,119	$127,380

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2012 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2013	$27,652	0.49%
June 30, 2013	7,810	0.72
September 30, 2013	2,492	1.34
December 31, 2013	1,710	0.85
After December 31, 2013	16,312	2.30
Total certificates of deposit with balances of $100,000 or more	$55,976	1.10%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At December 31, 2012, we had $37.5 million in outstanding FHLB advances and $123.8 million of additional FHLB advances available.  At such date, $3.7 million of our FHLB advances mature within one year.  In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding.  These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to five years.  These borrowings are secured by the pledge of US Government or US Agency debt instruments.  At December 31, 2012, the Bank had other borrowings of $16.0 million.  Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank.  At December 31, 2012, we had no borrowings from the Federal Reserve Bank.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$61,745	$64,230	$68,057
Maximum amount outstanding at any month-end during the period	68,507	69,330	69,300
Balance outstanding at end of period	53,454	57,113	68,248
Average interest rate during the period	3.39%	3.85%	3.89%
Weighted average interest rate at end of period	2.93%	3.84%	3.88%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2012, we had 70 full-time and 2 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Office of Thrift Supervision (“OTS”) was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to Bank of New Orleans were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to Louisiana Bancorp were transferred to the Federal Reserve Board.  See “-Recently Enacted Regulatory Reform,” below.

Federal law provides the federal banking regulators, including the OCC, the FRB and Federal Deposit Insurance Corporation, with substantial enforcement powers.  The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  The FRB has comparable enforcement authority of the Company.  Any change in such regulations, whether by the Federal Deposit Insurance Corporation, OCC or Congress, could have a material adverse impact on Louisiana Bancorp and Bank of New Orleans and their operations.

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

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

Holding Company Activities.  Louisiana Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Although savings and loan holding companies are not currently subject to specific capital requirements, recent legislation authorized the FRB to establish capital requirements for savings and loan holding companies.  That legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries.  Bank of New Orleans is required to notify the FRB 30 days before declaring any dividend to the Company.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Declaration of Dividends.  A savings institution, such as Bank of New Orleans, that is part of a savings and loan holding company structure must file a notice of declaration of a dividend with the FRB not less than 30 days prior to the proposed declaration of dividend by its board of directors.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Bank of New Orleans had no intangible assets at December 31, 2012.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of New Orleans’ regulatory capital.

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

At December 31, 2012, Bank of New Orleans exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 14.03%, 14.03% and 26.50%, respectively.

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

Recent Regulatory Capital Proposals.  The FRB and the OCC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords.  The two NPRs discussed below concern capital issues of significant importance to the Bank and the Company.  The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement.  Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement.  Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR.  The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk.  The proposed changes in the two NPRs would be applicable to the Bank and the Company.

The comment period for these NPRs ended on October 22, 2012.  Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date.  However, on November 9, 2012, the federal agencies, including the FRB and the OCC, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013.  Moreover, the announcement did not indicate the likely new effective date.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2012, Bank of New Orleans was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well- Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$45,487	26.50%	$13,731	8.00%	$17,164	10.00%	$28,323	16.50%
Tier 1 risk-based capital	43,570	25.39	6,865	4.00	10,298	6.00	33,272	19.39
Tier 1 leverage Capital	43,570	14.03	9,313	3.00	15,522	5.00	28,048	9.03

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if: (1) the institution would not be well-capitalized following the distribution; or (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in its regulatory capital.

If a savings institution, such as Bank of New Orleans, that is the subsidiary of a stock savings and loan holding company, has filed a notice with the FRB for a cash dividend and it is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution must provide an informational copy to the OCC of the notice filed with the FRB, at the same time that it is filed with the FRB.

During 2012, the Bank applied for, and was granted, permission from the OCC to pay a $6.0 million cash dividend from the Bank to the Company.  This dividend will be used by the Company to implement capital management strategies including, but not limited to, stock repurchase programs.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test also is prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.  At December 31, 2012, Bank of New Orleans met the QTL test.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At December 31, 2012, Bank of New Orleans had $37.5 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets, plus an activity based component that is equal to 4.10% of the member institution’s outstanding advances.  At December 31, 2012, Bank of New Orleans had $1.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2012, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General.  Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2008 have been closed for purposes of examination by the Internal Revenue Service.  As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2012, the total federal pre-1988 reserve was approximately $1.5 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2012, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year 2012, the Company’s Louisiana Shares Tax expense was $218,000.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans.  Commercial real estate and multi-family residential lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  As of December 31, 2012, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $21.5 million, or 26.7% of total commercial real estate, multi-family residential and land loans and 10.0% of our total loan portfolio at such date.  In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Our net interest spread was 2.85% for the year ended December 31, 2012.  Changes in interest rates can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

 We are subject to extensive regulation, supervision and examination by the FRB and the OCC, our primary federal regulators, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Historically low interest rates may adversely affect our net interest income and profitability

The Federal Reserve Board has continued its efforts to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than were generally available prior to 2008.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2012, we conducted business from our main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2012.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
Main Office:			(Dollars In Thousands)
1600 Veterans Boulevard Metairie, Louisiana 70005	Owned	n/a	$1,103	$124,326	(1)
Branch Offices:
4401 Transcontinental Drive Metairie, Louisiana 70006	Owned(2)	3/31/2016	151	41,293
5435 Magazine Street New Orleans, Louisiana 70115	Owned	n/a	221	27,226
1000 South Tyler Street Covington, Louisiana 70433	Owned(3)	n/a	683	3,361
Total			$2,158	$196,206

(1)	All IRA deposits are assigned to the Main office.

(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.

(3)	This branch was purchased in January 2012 and placed in service in May 2012.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”.  The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007.  As of the close of business on December 31, 2012, there were 3,017,411 shares of common stock outstanding, held by approximately 239 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2012	$16.97	16.06	$--
September 30, 2012	17.25	15.76	--
June 30, 2012	16.20	15.55	--
March 31, 2012	16.20	15.55	--
December 31, 2011	16.38	14.75	--
September 30, 2011	16.66	15.26	--
June 30, 2011	16.50	15.00	--
March 31, 2011	15.00	14.50	--

The Company did not sell any of its equity securities during 2012 that were not registered under the Securities Act of 1933.  For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b)           Not applicable.

(c)           The Company’s repurchases of its common stock made during the quarter ended December 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2012 – October 31, 2012	200	$16.57	200	47,152
November 1, 2012 – November 30, 2012	5,792	16.37	5,792	41,360
December 1, 2012 – December 31, 2012	48,998	16.72	48,998	142,362
Total	54,990	$16.68	54,990

(1)	On May 29, 2012, the Company announced a stock repurchase program to acquire 5%, or 155,205 shares of its common stock over a six month period. The repurchase program was completed in December 2012.
(2)
On December 7, 2012, the Company announced a stock repurchase program to acquire 150,000 shares of its common stock over a six month period.  As of December 31, 2012, there were 142,362 shares remaining to be purchased under this program.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$311,862	$313,128	$320,875	$329,779	$327,449
Cash and cash equivalents	10,646	27,589	6,610	4,735	4,974
Investment securities:
Available-for-sale	6,384	12,394	47,106	35,445	25,932
Held-to-maturity	--	--	1,354	4,352	6,107
Mortgage-backed securities & CMOs:
Available-for-sale	5,755	10,356	15,383	27,079	54,159
Held-to-maturity	67,454	59,581	62,185	90,194	117,322
Loans receivable, net	213,159	195,632	179,110	158,446	111,236
Deposits	196,206	194,326	188,362	188,622	160,589
Borrowings	53,454	57,113	68,248	63,810	76,660
Shareholders’ equity	56,706	57,520	60,278	73,348	85,727
Banking offices	4	3	4	4	5

	For the Year Ended December 31,
	2012	2011	2010	2009	2008

	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$14,146	$14,902	$16,140	$16,832	$15,837
Total interest expense	4,196	5,138	5,864	6,277	5,963
Net interest income	9,950	9,764	10,276	10,555	9,874
Provision (recovery) for loan losses	246	53	269	337	(43)
Net interest income after provision (recovery) for loan losses	9,704	9,711	10,007	10,218	9,917
Total non-interest income	2,148	1,087	990	836	526
Total non-interest expense	8,003	7,525	7,272	7,090	6,402
Income before income taxes	3,849	3,273	3,725	3,964	4,041
Income taxes	1,342	1,156	1,167	1,430	1,297
Net income	$2,507	$2,117	$2,558	$2,534	$2,744
Earnings per share (basic)	$0.95	$0.73	$0.71	$0.54	$0.49
Earnings per share (diluted)	$0.90	$0.70	$0.69	$0.54	$0.49

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.56%	4.78%	5.07%	5.30%	5.53%
Average rate on interest-bearing liabilities	1.71	2.09	2.37	2.68	3.04
Average interest rate spread(2)	2.85	2.69	2.70	2.62	2.50
Net interest margin(2)	3.21	3.14	3.23	3.32	3.43
Average interest-earning assets to average interest-bearing liabilities	126.67	126.66	128.83	135.63	145.81
Net interest income after provision for loan losses to non-interest expense	121.25	129.05	137.61	144.12	154.90
Total non-interest expense to average assets	2.52	2.36	2.23	2.18	2.19
Efficiency ratio(3)	66.15	69.35	64.55	62.24	61.56
Return on average assets	0.79	0.66	0.78	0.78	0.94
Return on average equity	4.42	3.59	3.78	3.16	3.09
Average equity to average assets	17.85%	18.48%	20.72%	24.71%	30.27%

(Footnotes on next page)

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	0.68%	0.54%	0.51%	0.63%	0.47%
Non-performing assets as a percent of total assets(5)	0.67	0.51	0.81	0.78	0.16
Non-performing assets and troubled debt restructurings as a percent of total assets(6)	0.67	0.51	0.81	0.78	0.16
Allowance for loan losses as a percent of non-performing loans	132.02	168.06	193.72	165.60	375.38
Allowance for loan losses as a percent of total loans	0.89	0.91	0.98	1.04	1.72
Net charge-offs to average loans receivable	0.06	--	0.10	0.47	--

Capital Ratios(4):
Tier 1 leverage ratio	14.03	15.00	16.02	18.20	18.35
Tier 1 risk-based capital ratio	25.39	29.32	33.68	40.55	47.99
Total risk-based capital ratio	26.50%	30.38%	34.70%	41.47%	49.24%
_____________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable. Capital ratios are for the Bank only.
(5)
Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans consist of all loans 90 days or more past due.  It is our policy to cease accruing interest on all loans 90 days or more past due.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana.  We currently operate four banking offices in Jefferson, Orleans and St. Tammany Parishes.  Our St. Tammany branch office was purchased from a regional commercial bank in January 2012.  This purchase consisted of the property, improvements, and fixed assets, but did not include any deposits or loans.  The Bank opened this office in the second quarter of 2012.  Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities.  At December 31, 2012, we had total assets of $311.9 million, including $213.2 million in net loans and $79.6 million of mortgage-backed and other investment securities, total deposits of $196.2 million and shareholders’ equity of $56.7 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income.  During 2012, 2011 and 2010, our originations of single-family residential mortgage loans totaled $85.1 million, $59.2 million, and $59.0 million, respectively. Our originations in the past three years have been reliant upon refinancing activity associated with low mortgage rates, and to a lesser extent, the continued repopulation of our market area following Hurricane Katrina.

In order to serve the financial needs of our business community, the Bank offers mortgage products secured by multi-family residential properties, commercial real estate and land.  In the aggregate, our originations of these types of loans were $21.9 million, $25.2 million, and $17.3 million, respectively, for the periods ended December 31, 2012, 2011 and 2010.  Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2012, we had ten loans with an aggregate principal balance of $201,000 that were 30 to 89 days delinquent, compared to eight loans with an aggregate principal balance of $588,000 at December 31, 2011.  We anticipate that the current economic conditions may lead to additional job losses in our market area in the next twelve months, and will likely create additional delinquencies.  Our non-performing loans were $1.5 million, $1.1 million and $908,000, respectively, at December 31, 2012, 2011 and 2010.  Total real estate owned was $632,000, $532,000 and $1.7 million, respectively, at December 31, 2012, 2011 and 2010.  At December 31, 2012, real estate owned was comprised of a restaurant in Baton Rouge, Louisiana with a fair value of $250,000 and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $382,000.  Total non-performing assets were $2.1 million, $1.6 million and $2.6 million, respectively, at December 31, 2012, 2011 and 2010.

Our total mortgage-backed securities and investment securities portfolio was $79.6 million, or 25.5% of our total assets at December 31, 2012.  These securities are comprised of US agency issued obligations and do not include “private label” securities.  Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral.  The market value of our securities may decline in the future due to an increase in the level of interest rates.  However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected.  We do not purchase securities for speculative or trading purposes.

Our total deposits were $196.2 million and $194.3 million at December 31, 2012 and 2011, respectively.  Management anticipates that the FDIC’s permanent increase in their maximum deposit insurance coverage to $250,000, and our efforts to grow corresponding deposits relationships with our new loan customers, will lead to future growth in our deposit base.

Our total equity capital at December 31, 2012 was $56.7 million.  Our average equity to average assets ratio was 17.9% for the year ended December 31, 2012.  The Bank’s capital ratios exceed all regulatory guidelines, and the Bank was deemed to be “well-capitalized” as of December 31, 2012.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form.  For the years ended December 31, 2012, 2011 and 2010, the cost of our Employee Stock Ownership Plan was $410,000, $392,000, and $371,000, respectively.  Compensation expense related to our 2007 Stock Option Plan and Recognition and Retention Plan were $764,000, $765,000 and $741,000, during 2012, 2011 and 2010, respectively.  The initial grants under our 2007 Stock option Plan and 2007 Recognition and Retention Plan, which constituted the substantial bulk of all grants made under such plans, became fully vested in February 2013.  As a result, our expense related to these stock benefit plans will be substantially lower in 2013 than they were in 2012.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

•
Expanding our Market Area.  We intend to pursue opportunities to expand our market area by opening additional banking offices, including loan production offices.  In January of 2012, the Bank purchased a former branch office of a regional commercial bank in St. Tammany Parish.  The acquisition price did not include customer deposits or loans.  The Bank opened this facility in the second quarter of 2012.

•
Maintaining Asset Quality.  Despite the negative effects of Hurricane Katrina, and more recently, the national recession, we remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses.  Our ratio of non-performing assets to total assets was 0.67% at December 31, 2012 and 0.51% at December 31, 2011.

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

Critical Accounting Policies

In reviewing and understanding financial information for Louisiana Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The accounting and financial reporting policies of Louisiana Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans particularly multi-family residential, commercial real estate and land loans;

•	we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

•	we generally sell long-term (30-year) fixed-rate mortgage loans which had been classified as held-for-sale;

•	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

•	we have invested in securities with relatively short anticipated lives, generally three to five years, and we hold significant amounts of liquid assets.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a positive 1.99% at December 31, 2012.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$38,641	$11,523	$20,645	$64,228	$47,668	$32,524	$215,229
Investment securities	(6)	(6)	3,989	1,994	--	156	6,127
Mortgage-backed securities	6,373	7,183	13,132	23,190	12,073	10,681	72,632
Other interest-earning assets	10,355	200	--	199	--	--	10,754
Total interest-earning assets	55,363	18,900	37,766	89,611	59,741	43,361	304,742
Interest-bearing liabilities:
Passbook accounts	$183	$--	$--	$--	$--	$24,349	$24,532
Checking accounts	--	--	--	--	--	20,645	20,645
Money market accounts	9,327	--	--	--	--	--	9,327
Certificate accounts	44,405	17,056	14,572	35,228	16,119	--	127,380
Borrowings	11,328	7,003	1,974	7,950	17,589	11,981	57,825
Total interest-bearing Liabilities	65,243	24,059	16,546	43,178	33,708	56,975	239,709

Interest-earning assets less interest-bearing liabilities	$(9,880)	$(5,159)	$21,220	$46,433	$26,033	$(13,614)	$65,033

Cumulative interest-rate sensitivity gap(3)	$(9,880)	$(15,039)	$6,181	$52,614	$78,647	$65,033

Cumulative interest-rate gap as a percentage of total assets at December 31, 2012	(3.18%)	(4.84%)	1.99%	16.93%	25.30%	20.92%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2012	84.86%	83.16%	105.84%	135.31%	143.04%	127.13%
_____________________
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

Economic Value of Equity and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in the economic value of its net portfolio equity (“EVE”) and net interest income (“NII”) over a range of interest rate scenarios.  EVE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario.  We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis.  The following table sets forth the EVE as of December 31, 2012, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points	Economic Value of Equity			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$44,597	$(3,448)	(7.2)%	14.95%	0.04%
200	46,785	(1,260)	(2.6)	15.25	0.34
100	48,503	458	1.0	15.38	0.47
Static	48,045	--	--	14.91	--
(100)	44,482	(3,563)	(7.4)	13.67	(1.24)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the results of our NII model as of December 31, 2012.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)

200bp	$9,604	$(58)	(0.61)%
Static	9,662	--	--
(100)	9,616	(46)	(0.48)

The above table indicates that as of December 31, 2012, in the event of an immediate and sustained 200 basis point increases in interest rates, our net interest income for the 12 months ending December 31, 2013 would be expected to decrease by $58,000, or 0.61%, to $9.6 million.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$210,227	$11,158	5.31%	$187,709	$10,972	5.85%	$170,485	$10,386	6.09%
Mortgage-backed securities	84,543	2,816	3.33	68,465	3,203	4.68	97,732	4,897	5.01
Investment securities	6,845	151	2.21	43,735	694	1.59	39,978	817	2.04
Other interest-earning assets	8,426	21	0.25	11,534	33	0.29	10,084	40	0.40
Total interest-earning assets	310,041	14,146	4.56%	311,443	14,902	4.78%	318,279	16,140	5.07%
Non-interest-earning assets	7,832			7,662			8,016
Total assets	$317,873			$319,105			$326,295
Interest-bearing liabilities:
Passbook, checking and money market accounts	51,285	120	0.23	46,634	140	0.30	43,400	162	0.37
Certificate accounts	131,734	1,951	1.48	135,030	2,506	1.86	135,599	3,032	2.24
Total deposits	183,019	2,071	1.13	181,664	2,646	1.46	178,999	3,194	1.78
Borrowings	61,745	2,125	3.44	64,230	2,492	3.88	68,057	2,670	3.92
Total interest-bearing liabilities	244,764	4,196	1.71%	245,894	5,138	2.09%	247,056	5,864	2.37%
Non-interest-bearing liabilities	16,362			14,228			11,618
Total liabilities	261,126			260,122			258,674
Stockholders’ Equity	56,747			58,983			67,621
Total liabilities and Stockholders’ Equity	$317,873			$319,105			$326,295
Net interest-earning assets	$65,277			$65,549			$71,223
Net interest income; average interest rate spread		$9,950	2.85%		$9,764	2.69%		$10,276	2.70%
Net interest margin(2)			3.21%			3.14%			3.23%
Average interest-earning assets to average interest-bearing liabilities			126.67%			126.66%			128.83%
_____________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(1,130)	$1,316	$186	$(463)	$1,049	$586
Mortgage-backed securities	(1,139)	752	(387)	(228)	(1,466)	(1,694)
Investment securities	42	(585)	(543)	(200)	77	(123)
Other interest-earning assets	(3)	(9)	(12)	(13)	6	(7)
Total interest income	(2,230)	1,474	(756)	(903)	(335)	(1,238)
Interest expense:
Passbook, NOW and money market accounts	(34)	14	(20)	(34)	12	(22)
Certificate accounts	(494)	(61)	(555)	(513)	(13)	(526)
Total deposits	(528)	(47)	(575)	(547)	(1)	(548)
Borrowings	(271)	(96)	(367)	(28)	(150)	(178)
Total interest expense	(799)	(143)	(942)	(575)	(151)	(726)
Decrease in net interest income	$(1,431)	$1,617	$186	$(329)	$(183)	$(512)

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets were $311.9 million at December 31, 2012, a decrease of $1.3 million compared to December 31, 2011.  During the twelve month period ended December 31, 2012, cash and cash equivalents decreased by $16.9 million to $10.6 million.  At December 31, 2011, the Company’s cash position was higher than normal due to a timing difference between the cash flows provided from maturing investments and their reinvestment in January 2012.  Total securities available-for-sale were $12.1 million at December 31, 2012, a decrease of $10.6 million compared to December 31, 2011.  Total securities held-to-maturity increased by $7.9 million during the year, to $67.5 million, at December 31, 2012.  This increase in securities held-to-maturity was primarily due to the purchase of $27.4 million in U.S. Agency issued CMOs and $4.0 million in U.S. Agency issued mortgage-backed securities.  These purchases were partially offset by $23.3 million in repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $213.2 million at December 31, 2012, an increase of $17.5 million, or 9.0%, compared to December 31, 2011.  During the year ended December 31, 2012, our first mortgage loans secured by single family residential loans increased by $1.8 million, our funded home equity loans and lines increased by $7.8 million, our loans secured by multifamily residential collateral increased by $3.1 million, and our first mortgage loans secured by commercial real estate increased by $6.3 million.

Total deposits were $196.2 million at December 31, 2012 compared to $194.3 million at December 31, 2011.  Non-interest bearing deposits increased during the twelve month period by $4.6 million, to $14.3 million, and interest-bearing deposits decreased by $2.7 million, to $181.9 million.  Total Federal Home Loan Bank advances and other borrowings were $53.5 million at December 31, 2012, a decrease of $3.7 million from December 31, 2011.

Total shareholders’ equity was $56.7 million at December 31, 2012, a decrease of $814,000 from December 31, 2011.  During the twelve months ended December 31, 2012, the Company acquired 319,868 shares of its common stock at a total cost of $5.2 million pursuant to its repurchase plans.  Additionally, the Company reissued 80,149 shares of treasury stock with an average cost basis of $1.1 million, following the exercise of stock options by several directors and a former employee.  The resulting net effect of these transactions on our treasury stock during the year ended December 31, 2012 was an increase of $4.1 million.  The increase in our treasury stock during 2012 was partially offset by net income of $2.5 million, and the release of 44,984 shares held by the Company’s Recognition and Retention Plan Trust, with a total cost basis of $567,000, which became vested and were released to plan participants during 2012.  The Bank’s tier 1 leverage ratio was 14.03% at December 31, 2012 compared to 15.00% at December 31, 2011.  This decrease in the Bank’s Tier 1 leverage ratio was primarily due to a $6.0 million dividend paid by the Bank to the Company during the fourth quarter of 2012.  Tier 1 risk-based capital and total risk-based capital at the Bank level were 25.39% and 26.50%, respectively, at December 31, 2012, and 29.32% and 30.38%, respectively, at December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

During the twelve months ended December 31, 2012, net interest income was $10.0 million, an increase of $186,000 compared to the twelve months ended December 31, 2011.  Interest income was $14.1 million and $14.9 million, respectively, for the annual periods ended December 31, 2012 and December 31, 2011.  This decrease in interest income was due to a $1.4 million decrease in the average balance of our interest-earning assets, and a 22 basis point decrease in the average yield earned on interest-earning assets.  Interest income on our loans receivable was $11.2 million for the year ended December 31, 2012 compared to $11.0 million for the year ended December 31, 2011.  The average balance of our loans receivable increased by $22.5 million during the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.  The benefit derived by this increase in the average balance of our loans was largely offset by a 54 basis point decrease in the average yield earned on our loans receivable.  During 2012, the average balance of our mortgage-backed securities and CMOs increased by $16.1 million compared to 2011, while the average yield of our mortgage-backed securities and CMOs decreased by 135 basis points, resulting in a decrease in interest income of $387,000.  The Company earned $151,000 on an average investment securities portfolio of $6.8 million during 2012 compared to $694,000 on an average investment securities portfolio $43.7 million during 2011.

Total interest expense for the year ended December 31, 2012 was $4.2 million, a decrease of $942,000 compared to the year ended December 31, 2011.  Average interest-bearing liabilities were $244.8 million during 2012, compared to $245.9 million during 2011.  The average cost of our interest-bearing liabilities was 1.71% for the twelve months ended December 31, 2012, compared to 2.09% for the twelve months ended December 31, 2011.  The net interest rate spread between our interest-earning assets and interest-bearing liabilities was 2.85% for 2012, an increase of 16 basis points compared to 2011.  Our net interest margin increased by seven basis points to 3.21% for the year ended December 31, 2012 compared to 3.14% for the year ended December 31, 2011.

For the years ended December 31, 2012 and December 31, 2011, our provisions for loan losses were $246,000 and $53,000, respectively.  At December 31, 2012, total non-performing loans were $1.5 million, or 0.68% of total loans, and total non-performing assets were $2.1 million, or 0.67% of total assets.  Stated as a percentage of total loans receivable, our allowance for loan losses was 0.89% and 0.91%, respectively, at December 31, 2012 and 2011.

For the years ended December 31, 2012 and 2011, total non-interest income was $2.1 million and $1.1 million, respectively.  During 2012, customer service fees increased by $253,000, and gains on the sale of loans increased by $845,000 compared to the 2011 period.  There were no securities sold during the year ended December 31, 2012, compared to the sale of $1.1 million in mortgage-backed securities which resulted in gains of $72,000 during the year ended December 31, 2011.  Other non-interest income was $123,000 during 2012 and $88,000 during 2011.

Total non-interest expense for the year ended December 31, 2012 and 2011 was $8.0 million and $7.5 million, respectively.  Salaries and employee benefits expense was $5.1 million and $4.6 million, respectively, for the twelve month periods ended December 31, 2012 and 2011.  Occupancy expenses were $1.3 million and $1.1 million, and our Louisiana bank shares tax was $218,000 and $230,000 for the respective annual periods ended December 31, 2012 and 2011.  Staffing and operating costs increased primarily as a result of the opening of the new full-service branch in the second quarter of 2012.  As previously indicated, we expect our expense related to our 2007 Stock Option plan and 2007 Recognition and Retention Plan to be substantially less in 2013 as most of the awards granted under such plans became fully vested in February 2013.  The Bank’s FDIC deposit insurance premiums were $152,000 for 2012, a decrease of $14,000 compared to 2011.  The net cost of OREO operations during 2012 was $103,000, a $210,000 reduction compared to 2011.  Total OREO charge-offs were $80,000 in 2012 compared to $279,000 in 2011.  Advertising expenses increased by $98,000 during 2012 compared to 2011 due primarily to our marketing campaigns associated with our new branch opening and promotional efforts related to the development of our checking account products.  Other non-interest expenses were $914,000 for 2012, a decrease of $10,000 compared to the 2011.

For the year ended December 31, 2012, the Company recorded income tax expense of $1.3 million, an increase of $186,000 from the year ended December 31, 2011.  This increase in income tax expense was primarily due to an increase in pre-tax income of $576,000 between the respective annual periods.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2012, our cash and cash equivalents amounted to $10.6 million.  In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $12.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2012, we had certificates of deposit maturing within the next 12 months amounting to $76.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended December 31, 2012, the average balance of our outstanding FHLB advances and other borrowings was $61.7 million.  At December 31, 2012, we had $37.5 million in outstanding FHLB advances and we had $123.8 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  We also access funds through reverse repurchase agreements with commercial banks.  These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank.  Our borrowings from reverse repurchase agreements amounted to $16.0 million at December 31, 2012.  Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis.  Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2012.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Letters of credit	$--	$--	$--	$--	$--
Lines of credit	16,565	1,465	938	1,594	12,568
Undisbursed portion of loans in process	--	--	--	--	--
Commitments to originate loans	15,203	12,964	1,902	337	--
Total commitments	$31,768	$14,429	$2,840	$1,931	$12,568

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2012.

		Payments Due By Period
	Total	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Certificates of deposit	$127,380	$75,976	$35,285	$16,119	$--
FHLB advances and other borrowings	53,454	19,726	7,004	17,795	8,929
Total long-term debt	180,834	95,702	42,289	33,914	8,929
Operating lease obligations	111	34	68	9	--
Total contractual obligations	$180,945	$95,736	$42,357	$33,923	$8,929

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification which relates to deconsolidation events.  Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, to provide enhanced disclosures in the financial statements about offsetting and netting arrangements. The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.  ASU No. 2013-01, which shares the same effective date as ASU No. 2011-11, is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, relating to the reporting of amounts reclassified out of accumulated other comprehensive income to improve the transparency of reporting these reclassifications.  This guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The guidance requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  The provisions of this guidance also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification.  If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-03, Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities, which clarifies that nonpublic entities that have total assets of $100 million or more or that have one or more derivative instruments would not qualify for exemption to disclose the fair value of financial instruments.  It also clarifies that a nonpublic entity is not required to provide the level of the fair value hierarchy (Level 1, 2 or 3) for items disclosed at fair value but not measured at fair value in the statement of financial position. This guidance is effective immediately upon issuance and is not expected to have a significant impact on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Louisiana Bancorp, Inc.
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans (the Bank), as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/LaPorte
A Professional Accounting Corporation

Metairie, Louisiana
March 11, 2013

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(In Thousands)
Assets
Cash and Cash Equivalents
Cash and Due from Banks	$2,123	$2,064
Short-Term Interest-Bearing Deposits	8,523	25,525
Total Cash and Cash Equivalents	10,646	27,589

Certificates of Deposit	481	742
Securities Available-for-Sale, at Fair Value (Amortized Cost of $11,486 in 2012 and $21,780 in 2011)	12,139	22,750
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $70,315 in 2012 and $63,067 in 2011)	67,454	59,581
Loans, Net of Allowance for Loan Losses of $1,917 in 2012 and $1,805 in 2011	211,322	195,632
Loans Held-for-Sale	1,837	-
Total Loans Receivable, Net	213,159	195,632

Accrued Interest Receivable	970	1,081
Other Real Estate Owned	632	532
Stock in Federal Home Loan Bank	1,832	1,543
Premises and Equipment, Net	2,252	1,636
Other Assets	2,297	2,042
Total Assets	$311,862	$313,128

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$14,322	$9,764
Interest-Bearing	181,884	184,562
Total Deposits	196,206	194,326

Borrowings	53,454	57,113
Advance Payments by Borrowers for Taxes and Insurance	3,055	2,395
Accrued Interest Payable	181	297
Other Liabilities	2,260	1,477
Total Liabilities	255,156	255,608

Commitments and Contigencies	-	-

Shareholders' Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 3,017,411 and 3,257,130 Shares Outstanding in 2012 and 2011, Respectively	63	63
Additional Paid-in-Capital	63,363	63,218
Unearned ESOP Shares	(3,681)	(3,934)
Unearned Recognition and Retention Plan Shares	(949)	(1,516)
Treasury Stock, at Cost (3,328,321 and 3,088,602 Shares in 2012 and 2011, Respectively)	(47,364)	(43,286)
Retained Earnings	44,842	42,335
Accumulated Other Comprehensive Income	432	640

Total Shareholders' Equity	56,706	57,520

Total Liabilities and Shareholders' Equity	$311,862	$313,128

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$11,158	$10,972	$10,386
Mortgage-Backed Securities	2,816	3,203	4,897
Investment Securities	151	694	817
Other Interest-Bearing Deposits	21	33	40
Total Interest and Dividend Income	14,146	14,902	16,140

Interest Expense
Deposits	2,071	2,646	3,194
Borrowings	2,125	2,492	2,670
Total Interest Expense	4,196	5,138	5,864

Net Interest Income	9,950	9,764	10,276

Provision for Loan Losses	246	53	269

Net Interest Income after Provision for Loan Losses
	9,704	9,711	10,007
Non-Interest Income
Customer Service Fees	749	496	394
Gain on Sale of Loans	1,276	431	249
Gain on Sale of Securities	-	72	204
Other Income	123	88	143
Total Non-Interest Income	2,148	1,087	990

Non-Interest Expense
Salaries and Employee Benefits	5,097	4,637	4,557
Occupancy Expense	1,263	1,097	1,113
Louisiana Bank Shares Tax	218	230	214
FDIC Insurance Premium	152	166	180
Net Cost of OREO Operations	103	313	235
Advertising Expense	256	158	132
Other Expenses	914	924	841
Total Non-Interest Expense	8,003	7,525	7,272

Income Before Income Tax Expense	3,849	3,273	3,725

Income Tax Expense	1,342	1,156	1,167

Net Income	$2,507	$2,117	$2,558

Earnings Per Share
Basic	$0.95	$0.73	$0.71
Diluted	$0.90	$0.70	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)

Net Income	$2,507	$2,117	$2,558

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(208)	(12)	(92)

Reclassification Adjustment for Gains Included in Net Income	-	(48)	(128)

Total Other Comprehensive Loss	(208)	(60)	(220)

Comprehensive Income	$2,299	$2,057	$2,338

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2009	$63	$62,586	$(4,442)	$(2,636)	$(20,803)	$37,660	$920	$73,348
Net Income - Year Ended December 31, 2010	-	-	-	-	-	2,558	-	2,558
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(220)	(220)
Stock Purchased for Treasury	-	-	-	-	(16,628)	-	-	(16,628)
ESOP Shares Released for Allocation (25,383 Shares)	-	117	254	-	-	-	-	371
RRP Shares Earned	-	(48)	-	562	-	-	-	514
Stock Options Exercised	-	(17)	-	-	110	-	-	93
Stock Option Expense	-	242	-	-	-	-	-	242

Balances at December 31, 2010	63	62,880	(4,188)	(2,074)	(37,321)	40,218	700	60,278
Net Income - Year Ended December 31, 2011	-	-	-	-	-	2,117	-	2,117
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(60)	(60)
Stock Purchased for Treasury	-	-	-	-	(5,965)	-	-	(5,965)
ESOP Shares Released for Allocation (25,383 Shares)	-	138	254	-	-	-	-	392
RRP Shares Earned	-	(44)	-	558	-	-	-	514
Stock Option Expense	-	244	-	-	-	-	-	244

Balances at December 31, 2011	63	63,218	(3,934)	(1,516)	(43,286)	42,335	640	57,520
Net Income - Year Ended December 31, 2012	-	-	-	-	-	2,507	-	2,507
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(208)	(208)
Stock Purchased for Treasury	-	-	-	-	(5,217)	-	-	(5,217)
ESOP Shares Released for Allocation (25,383 Shares)	-	157	253	-	-	-	-	410
RRP Shares Earned	-	(42)	-	567	-	-	-	525
Stock Options Exercised	-	(208)	-	-	1,139	-	-	931
Stock Option Expense	-	238	-	-	-	-	-	238

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,507	$2,117	$2,558
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	228	189	218
Provision for Loan Losses	246	53	269
Net Increase in ESOP Shares Earned	410	392	371
Net Increase in RRP Shares Earned	525	514	514
Stock Option Plan Expense	238	244	242
Net Premium Amortization (Discount Accretion)	190	(77)	(220)
Deferred Income Tax Benefit	(87)	(242)	(504)
Gain on Sale of Securities	-	(72)	(204)
Gain on Sale of Loans	(1,276)	(431)	(249)
Gain on Sale of Property and Equipment	(5)	(4)	-
Gain on Other Real Estate Owned	(3)	-	-
Originations of Loans Held-for-Sale	(59,169)	(30,715)	(30,793)
Proceeds from Sales of Loans Held-for-Sale	58,204	29,344	30,559
Net Increase in Loans Held-for-Sale	(1,837)	-	-
Decrease in Accrued Interest Receivable	111	115	130
Impairment of Other Real Estate Owned	80	287	227
(Increse) Decrease in Other Assets	(59)	140	19
Decrease in Accrued Interest Payable	(116)	(124)	(176)
Increase (Decrease) in Other Liabilities	783	(92)	80
Net Cash Provided by Operating Activities	970	1,638	3,041

Cash Flows from Investing Activities
Investment in Certificates of Deposit	-	(566)	(426)
Purchase of Securities Available-for-Sale	-	(25,683)	(52,994)
Purchase of Securities Held-to-Maturity	(31,353)	(18,279)	-
Proceeds from Maturities of Certificates of Deposit	261	459	1,317
Proceeds from Maturities of Securities Available-for-Sale	10,317	63,238	47,293
Proceeds from Maturities of Securities Held-to-Maturity	23,267	23,278	31,074
Proceeds from Sales of Securities Available-for-Sale	-	1,202	5,635
Proceeds from Sales of Securities Held-to-Maturity	-	-	125
Net Increase in Loans Receivable	(14,025)	(14,931)	(21,289)
Proceeds from Sales of Loans Held for Investing	-	-	489
Purchase of Property and Equipment	(861)	(137)	(109)
Proceeds from Sale of Property and Equipment	22	5	-
Proceeds from Sale of Foreclosed Assets	153	1,035	-
Net (Increase) Decrease in Investment in
Federal Home Loan Bank Stock	(289)	459	(7)
Net Cash (Used in) Provided by Investing Activities	(12,508)	30,080	11,108

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	1,880	5,964	(261)
Increase in Advances by Borrowers for Taxes and Insurance	660	398	83
(Decrease) Increase in Borrowings	(3,659)	(11,136)	4,439
Purchase of Treasury Stock	(5,217)	(5,965)	(16,628)
Proceeds from Exercise of Options	931	-	93

Net Cash Used in Financing Activities	(5,405)	(10,739)	(12,274)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,943)	20,979	1,875

Cash and Cash Equivalents, Beginning of Year	27,589	6,610	4,735

Cash and Cash Equivalents, End of Year	$10,646	$27,589	$6,610

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$4,680	$5,263	$6,040

Income Taxes	$526	$1,315	$1,752

Loans Transferred to Other Real Estate Owned	$330	$158	$350

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies

Louisiana Bancorp, Inc. (the “Company”) was organized as a Louisiana corporation on March 16, 2007, for the purpose of becoming the holding company of Bank of New Orleans (the “Bank”) in anticipation of converting the Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association.  In July 2007, the Company completed the conversion.  The Bank operates in the banking/savings and loan industry and, as such, attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, single-family residences and other properties.

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

Cash and Cash Equivalents
For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

The Bank is required to maintain cash in reserve accounts with the Federal Reserve Bank of Atlanta.  For the reserve maintenance period ended December 31, 2012, the reserve requirement was $570,000.

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

The Company held no trading securities as of December 31, 2012 and 2011.

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

Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value, less estimated cost to sell, at the date of foreclosure and any related write-down is charged to the allowance for loan losses.  Management periodically performs valuations, and an allowance for losses will be established when any significant and permanent decline reduces the fair value to less than the carrying value.  The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned.  The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control.  Operating income of such properties, net of related expenses, and gains and losses on their disposition are included in the accompanying consolidated statements of income.

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

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest or penalties that would be payable to the taxing authorities upon examination.  Interest and/or penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the consolidated statements of income.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising costs were $256,000, $158,000, and $132,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Comprehensive Earnings
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive earnings.

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and deferred taxes.

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification which relates to deconsolidation events.  Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting.  In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.  ASU No. 2013-01, which shares the same effective date as ASU No. 2011-11, is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, relating to the reporting of amounts reclassified out of accumulated other comprehensive income to improve the transparency of reporting these reclassifications.  This guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The guidance requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income.  The provisions of this guidance also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification.  If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In February 2013, the FASB issued ASU No. 2013-03, Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities, which clarifies that nonpublic entities that have total assets of $100 million or more or that have one or more derivative instruments would not qualify for exemption to disclose the fair value of financial instruments.  It also clarifies that a nonpublic entity is not required to provide the level of the fair value hierarchy (Level 1, 2 or 3) for items disclosed at fair value but not measured at fair value in the statement of financial position.  This guidance is effective immediately upon issuance and is not expected to have a significant impact on the Company’s financial statements.

Note 2.                 Securities

A summary of securities classified as available-for-sale at December 31, 2012 and 2011, with gross unrealized gains and losses, is as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$65	$3	$-	$68
FNMA	3,379	276	-	3,655
FHLMC	1,889	143	-	2,032
	5,333	422	-	5,755

U.S. Government and Agency Obligations	5,970	156	-	6,126

Equity Securities	183	75	-	258

Total	$11,486	$653	$-	$12,139

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$146	$9	$-	$155
FNMA	6,347	470	-	6,817
FHLMC	3,155	229	-	3,384
	9,648	708	-	10,356

U.S. Government and Agency Obligations	11,949	262	-	12,211

Equity Securities	183	-	-	183

Total	$21,780	$970	$-	$22,750

A summary of securities classified as held-to-maturity at December 31, 2012 and 2011, with gross unrealized gains and losses, is as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,174	$158	$-	$4,332
FNMA	27,979	1,549	-	29,528
FHLMC	10,212	825	-	11,037
	42,365	2,532	-	44,897

Collateralized Mortgage Obligations
FNMA	11,648	116	-	11,764
FHLMC	13,441	213	-	13,654
	25,089	329	-	25,418

Total	$67,454	$2,861	$-	$70,315

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

	December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$5,987	$244	$-	$6,231
FNMA	36,995	2,028	-	39,023
FHLMC	14,576	1,211	-	15,787
Total	57,558	3,483	-	61,041

Collateralized Mortgage Obligations
FNMA	1,999	3	-	2,002
FHLMC	24	-	-	24
	2,023	3	-	2,026

Total	$59,581	$3,486	$-	$63,067

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2012, are as follows.  Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$4,345	$4,385	$-	$-
One to Five Years	2,277	2,425	1,296	1,401
Five to Ten Years	4,681	5,071	9,120	9,854
Over Ten Years	-	-	57,038	59,060
	11,303	11,881	67,454	70,315

Other Equity Securities	183	258	-	-

Total	$11,486	$12,139	$67,454	$70,315

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.                 Securities (Continued)

During the year ended December 31, 2011, the Company sold available-for-sale securities for aggregate proceeds of $1,202,000, resulting in realized gains of $72,000.  There were no such sales of securities during the year ended December 31, 2012.

There were no securities with gross unrealized losses at December 31, 2012 and 2011.

Note 3.                 Loans

A summary of the balances of loans follows as of December 31, 2012 and 2011:

	2012	2011
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$107,556	$105,718
Home Equity Loans and Lines	26,305	18,467
Multi-Family Residential	17,644	14,591
Commercial Real Estate	62,771	56,492
Land	206	1,299

Total Loans Secured by Mortgages on Real Estate
	214,482	196,567

Consumer and Other Loans
Loans Secured by Deposits	458	568
Other	266	452

Total Consumer and Other Loans	724	1,020

Less:
Allowance for Loan Losses	(1,917)	(1,805)
Net Deferred Loan Origination Fees/Costs	(130)	(150)

Total Loans, Net	$213,159	$195,632

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

A summary of our current, past due and non-accrual loans as of December 31, 2012 and 2011 follows:

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$122	$-	$50	$172	$107,384	$107,556
Home Equity Loans and Lines	75	-	142	217	26,088	26,305
Multi-Family Residential	-	-	13	13	17,631	17,644
Commercial Real Estate	-	-	1,247	1,247	61,524	62,771
Land	-	-	-	-	206	206
Consumer and Other Loans	4	-	-	4	720	724

Total	$201	$-	$1,452	$1,653	$213,553	$215,206

December 31, 2011	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$463	$-	$110	$573	$105,145	$105,718
Home Equity Loans and Lines	125	-	569	694	17,773	18,467
Multi-Family Residential	-	-	-	-	14,591	14,591
Commercial Real Estate	-	-	330	330	56,162	56,492
Land	-	-	-	-	1,299	1,299
Consumer and Other Loans	-	-	65	65	955	1,020

Total	$588	$-	$1,074	$1,662	$195,925	$197,587

For the years ended December 31, 2012 and 2011, approximately $59,000 and $65,000, respectively, of interest was foregone on non-accrual loans.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

An analysis of the changes in loans to such borrowers follows:

	2012	2011
	(In Thousands)

Balance, Beginning of Year	$2,519	$4,814
Additions	788	1,302
Payments	(807)	(3,597)

Balance, End of Year	$2,500	$2,519

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2012	2011	2010
	(In Thousands)

Balance, Beginning of Year	$1,805	$1,759	$1,661
Provision for Loan Losses	246	53	269
Loan Recoveries	74	1	3
Loans Charged-Off	(208)	(8)	(174)

Balance, End of Year	$1,917	$1,805	$1,759

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for (Recovery of) Loan Losses	(44)	76	12	171	-	31	246
Loans Charged-Off	-	(50)	-	-	-	(158)	(208)
Recoveries of Prior Charge-Offs	11	3	-	-	-	60	74

Balance, End of Year	$856	$236	$160	$656	$2	$7	$1,917

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$-	$-	$-	$91	$-	$-	$91
Loans Collectively Evaluated for Impairment	856	236	160	565	2	7	1,826
	$856	$236	$160	$656	$2	$7	$1,917

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$50	$142	$13	$1,247	$-	$-	$1,452
Loans Collectively Evaluated for Impairment	107,506	26,163	17,631	61,524	206	724	213,754
	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$858	$270	$100	$442	$9	$80	$1,759
Provision for (Recovery of) Loan Losses	33	(58)	48	43	(7)	(6)	53
Loans Charged-Off	(2)	(6)	-	-	-	-	(8)
Recoveries of Prior Charge-Offs	-	1	-	-	-	-	1

Balance, End of Year	$889	$207	$148	$485	$2	$74	$1,805

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$2	$61	$-	$-	$-	$65	$128
Loans Collectively Evaluated for Impairment	887	146	148	485	2	9	1,677
	$889	$207	$148	$485	$2	$74	$1,805

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$110	$569	$-	$330	$-	$65	$1,074
Loans Collectively Evaluated for Impairment	105,608	17,898	14,591	56,162	1,299	955	196,513
	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

A summary of the loans evaluated for possible impairment follows:

	2012	2011
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$1,224	$232
Imparied Loans not Requiring a Loss Allowance	228	842

Total Impaired Loans	$1,452	$1,074

Loss Allowance on Impaired Loans	$91	$128

At December 31, 2012 and 2011, all impaired loans were on non-accrual status.  As of December 31, 2012 and 2011, the Company did not hold any renegotiated loans.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.  The recorded investment is presented gross of any specific valuation allowance.

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$337	$1
Home Equity Loans and Lines	142	142	-	254	12
Multi-Family Residential	13	13	-	19	4
Commercial Real Estate	23	23	-	99	7
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	8	5

Total	$228	$228	$-	$717	$29

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$22	$-
Home Equity Loans and Lines	-	-	-	96	-
Multi-Family Residential	-	-	-		-
Commercial Real Estate	1,224	1,224	91	245	43
Land	-	-	-		-
Consumer and Other Loans	-	-	-	13	-

Total	$1,224	$1,224	$91	$376	$43

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$359	$1
Home Equity Loans and Lines	142	142	-	350	12
Multi-Family Residential	13	13	-	19	4
Commercial Real Estate	1,247	1,247	91	344	50
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	21	5

Total	$1,452	$1,452	$91	$1,093	$72

Note 3.                 Loans (Continued)

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$-	$95	$4
Home Equity Loans and Lines	402	402	-	346	10
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	-	-	-	8.00	-

Total	$842	$842	$-	$529	$30

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$2	$-	$-
Home Equity Loans and Lines	167	167	61	233	17
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	65	65	65	67	5

Total	$232	$232	$128	$300	$22

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$110	$110	$2	$95	$4
Home Equity Loans and Lines	569	569	61	579	27
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	330	330	-	66	16
Land	-	-	-	14	-
Consumer and Other Loans	65	65	65	75	5

Total	$1,074	$1,074	$128	$829	$52

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.                 Loans (Continued)

The following table summarizes the credit grades assigned to our loan portfolio as of December 31, 2012 and 2011:
	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$107,506	$26,135	$16,874	$60,746	$206	$724	$212,191
Special Mention	-	99	757	779	-	-	1,635
Substandard	50	71	13	1,155	-	-	1,289
Loss	-	-	-	91	-	-	91
Total	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

	Real Estate Secured Mortgage Loans
December 31, 2011	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$105,608	$17,984	$14,591	$56,162	$1,299	$955	$196,599
Special Mention	-	-	-	-	-	-	-
Substandard	110	316	-	330	-	-	756
Loss	-	167	-	-	-	65	232
Total	$105,718	$18,467	$14,591	$56,492	$1,299	$1,020	$197,587

Note 4.	Accrued Interest Receivable

Accrued interest receivable at December 31, 2012 and 2011, consisted of the following:

	2012	2011
	(In Thousands)
Loans	$727	$755
Investments	31	74
Mortgage-Backed Securities	212	252

Total Accrued Interest	$970	$1,081

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 5.                 Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of December 31st follows:
	2012	2011
	(In Thousands)
Land, Buildings and Improvements	$4,619	$4,045
Furniture and Fixtures	1,981	1,793
Automobiles	99	96
	6,699	5,934
Accumulated Depreciation and Amortization	(4,447)	(4,298)

Total	$2,252	$1,636

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was approximately $228,000, $189,000, and $218,000, respectively.

Note 6.                 Deposits

Interest bearing deposit account balances at December 31, 2012 and 2011, are summarized as follows:

	Weighted-Average Rate at December 31,		Account Balances at December 31,
			2012		2011
	2012	2011	Amount	Percent	Amount	Percent
			(In Thousands)

NOW and MMDA	0.22%	0.20%	$29,972	16.48%	$28,487	15.44%
Savings Accounts	0.25%	0.25%	24,532	13.49%	21,621	11.71%
Certificates of Deposit	1.32%	1.67%	127,380	70.03%	134,454	72.85%

Total			$181,884	100.00%	$184,562	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011, was $55,976,000 and $57,435,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.                 Deposits (Continued)

Certificates of deposit at December 31, 2012, mature as follows (in thousands):
	Amount	Percent
Certificate Accounts Maturing
One Year or Less	$75,976	59.65%
One to Two Years	25,984	20.40%
Two to Three Years	9,301	7.30%
Three to Five Years	16,119	12.65%

Total	$127,380	100.00%

Interest expense by deposit type for each of the following periods was as follows:
	2012	2011	2010
	(In Thousands)

Certificates of Deposit	$1,951	$2,506	$3,032
Interest Bearing Demand Deposits	63	58	70
Savings Accounts	57	82	92

Total	$2,071	$2,646	$3,194

The Bank held deposits of approximately $11,451,000 and $13,611,000, for related parties at December 31, 2012 and 2011, respectively.

Note 7.                 Borrowings

Federal Home Loan Bank Advances
Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized on FHLB advances in 2012, 2011 and 2010, was $1,160,000, $1,470,000, and $1,648,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.                 Borrowings (Continued)

Federal Home Loan Bank Advances (Continued)
Advances consisted of the following at December 31, 2012 and 2011, respectively.

			FHLB Advance Total
Contract Rate			2012	2011
			(In Thousands)
0%	-	0.99%	$-	$-
1%	-	1.99%	16,000	-
2%	-	2.99%	611	651
3%	-	3.99%	13,326	13,626
4%	-	4.99%	7,517	16,367
5%	-	5.99%	-	469

Total			$37,454	$31,113

Maturities of FHLB Advances at December 31, 2012, were as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2013	$3,726
2014	58
2015	6,946
2016	6,738
2017	11,057
Thereafter	8,929

Total	$37,454

Reverse Repurchase Agreements
Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding.  To date, these other borrowings have been structured as reverse repurchase agreements secured by U.S. Government or U.S. Agency securities.  Reverse repurchase agreements totaled $16,000,000 at December 31, 2012 and $26,000,000 at 2011.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.                 Borrowings (Continued)

Reverse Repurchase Agreements (Continued)
Reverse repurchase agreements consisted of the following at December 31, 2012 and 2011:

			Reverse Repurchase Total
Contract Rate			2012	2011
			(In Thousands)
3%	-	3.99%	$16,000	$16,000
4%	-	4.99%	-	10,000

Total			$16,000	$26,000

Maturities of reverse repurchase agreements at December 31, 2012, are as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2013	$16,000

Total	$16,000

Interest expense on reverse repurchase agreements totaled $965,000, $1,022,000 and $1,021,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.                 Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011, were as follows:

	2012	2011
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$609	$470
Deferred Loan Fees	44	51
Deferred Compensation	605	567
OREO Write Down	27	95
Stock Options	262	208
Other	-	36

Total Deferred Tax Assets	1,547	1,427

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(222)	(330)
FHLB Stock Dividends	(104)	(101)
Other	(26)	-

Total Deferred Tax Liabilities	(352)	(431)

Net Deferred Tax Asset	$1,195	$996

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987.  At December 31, 2012, retained earnings included approximately $1,463,000 representing such bad debt deductions for which the related deferred income taxes of approximately $497,000 have not been provided.

The provision for income taxes for 2012, 2011 and 2010, consisted of the following for the years ended December 31st:

	2012	2011	2010
	(In Thousands)
Current Expense	$1,535	$1,346	$1,554
Deferred Tax Benefit	(193)	(190)	(387)

Total	$1,342	$1,156	$1,167

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.                 Income Taxes (Continued)

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2012		2011		2010
	(In Thousands)
Expected Tax Provision	$1,309	34.0%	$1,113	34.0%	$1,266	34.0%
Non-Deductible Expenses	8	0.2	8	0.2	3	0.1
Effect of Tax Exempt Income	-	-	(1)	(0.0)	(17)	(0.5)
Other	25	0.7	36	1.1	(85)	2.3

Total	$1,342	34.9%	$1,156	35.3%	$1,167	35.9%

The Company had no amount of interest and/or penalties related to tax positions recognized in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, nor any amount of interest and/or penalties payable related to tax positions that were recognized in the consolidated balance sheets as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the Company had no uncertain tax positions.  As of December 31, 2012, the tax years that remain open for examination by tax jurisdictions include 2011, 2010 and 2009.

Note 9.                 Comprehensive Income

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2012, 2011 and 2010.  The components of comprehensive income and related tax effects were as follows for the years indicated:

	2012	2011	2010
	(In Thousands)
Gross Change in Unrealized Gains Arising During the Period	$(315)	$(18)	$(139)
Tax Benefit	107	6	47

Total	(208)	(12)	(92)

Reclassification Adjustment for Gains Included in Net Income	-	(72)	(194)
Tax Expense	-	24	66

Total	-	(48)	(128)

Net Change in Unrealized Gains Arising During the Period	$(208)	$(60)	$(220)

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10.                 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).  Failure to meet the minimum regulatory capital requirements can result in certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and the Company’s consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined).  As of December 31, 2012, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized.  There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2012 and 2011, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2012
Core/Leverage Capital	43,570	14.03%	9,313	3.00%	$15,522	5.00%
Tier 1 Risk-Based Capital	43,570	25.39%	6,865	4.00%	10,298	6.00%
Total Risk-Based Capital	45,487	26.50%	13,731	8.00%	17,164	10.00%

December 31, 2011
Core/Leverage Capital	46,684	15.00%	9,336	3.00%	$15,560	5.00%
Tier 1 Risk-Based Capital	46,623	29.32%	6,360	4.00%	9,540	6.00%
Total Risk-Based Capital	48,300	30.38%	12,720	8.00%	15,900	10.00%

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10.                 Regulatory Matters (Continued)

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled to its total risk-based regulatory capital as follows:

	2012	2011
	(In Thousands)

Capital Under GAAP	$43,923	$47,277
Unrealized Gains on Available-for-Sale Securities	(353)	(593)

Tier 1 Capital	43,570	46,684

Allowance for Loan Losses	1,917	1,677
Recourse Obligations	-	(61)

Total Risk-Based Capital	$45,487	$48,300

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

As of December 31, 2012 and 2011, the Company had outstanding commitments to extend credit totaling approximately $31,768,000 and $18,518,000, respectively, and had no commitments to sell loans at a loss.  Of the $31,768,000 in outstanding commitments at December 31, 2012, approximately $9,979,000 were for fixed rate loans with interest rates ranging from 2.75% to 6.50%, and approximately $21,789,000 were for variable rate loans with interest ranging from 1.99% to 9.50%.  No material losses or gains are anticipated as a result of these outstanding commitments.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12.                 Commitments and Contingencies

Operating Leases
The Company conducts certain of its operations in leased facilities.  At December 31, 2012, minimum rental commitments under non-cancelable operating leases were as follows:

Years Ending
December 31,	Amount

2013	$34,079
2014	34,079
2015	34,079
2016	8,520

Total	$110,757

Total rent expense incurred by the Company under leases amounted to $34,000, $53,000 and $60,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

The Company is the lessor of office space to a director of the Company, under an operating lease expiring in 2014.  Terms of the lease are on current market conditions and rates.  Minimum future rentals to be received on non-cancelable leases as of December 31, 2012, are as follows:

Years Ending
December 31,	Amount

2013	$19,688
2014	4,922

Total	$24,610

Total rental income from this lease amounted to $20,000 for each of the years ended December 31, 2012, 2011 and 2010.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12.                 Commitments and Contingencies (Continued)

Employment Contracts
The Company has entered into employment contracts with key employees.  These compensation commitments expire as follows:

Years Ending December 31,	Amount

2013	$434,410
2014	434,410
2015	374,410

Total	$1,243,230

Note 13.                 Concentration of Credit Risk

In accordance with industry practices, the Company has deposits in other financial institutions for more than the federally insured limit.  These deposits in other institutions do not represent more than the normal industry credit risk.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.                 Estimated Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,646	$10,646	$27,589	$27,589
Certificates of Deposit	481	485	742	745
Securities	79,593	82,454	82,331	85,817

Loans	215,076	223,521	197,437	206,594
Less Allowance for Loan Losses	(1,917)	(1,917)	(1,805)	(1,805)
Loans, Net of Allowance	213,159	221,604	195,632	204,789

Federal Home Loan Bank Stock	1,832	1,832	1,543	1,543

Financial Liabilities
Deposits	$196,206	$209,254	$194,326	$200,413
Borrowings	53,454	55,769	57,113	60,489

Unrecognized Financial Instruments
Commitments to Extend Credit	$31,768	$31,934	$18,518	$18,523

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended December 31, 2012.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.                 Estimated Fair Value of Financial Instruments (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Fair Value Measurements
December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$5,755	$-	$5,755	$-
US Government and Agency Obligations	6,126	-	6,126	-
Equity Securities	258	258	-	-
Loans Held-for-Sale	1,837	-	1,837	-

Total	$13,976	$258	$13,718	$-

	Fair Value Measurements
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$10,356	$-	$10,356	$-
US Government and Agency Obligations	12,211	-	12,211	-
Equity Securities	183	183	-	-

Total	$22,750	$183	$22,567	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2012 and 2011.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 and 2011:

	Fair Value Measurements
December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,361	$-	$-	$1,361
Other Real Estate Owned	632	-	632	-

Total	$1,993	$-	$632	$1,361

	Fair Value Measurements
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$947	$-	$-	$947
Other Real Estate Owned	532	-	532	-

Total	$1,479	$-	$532	$947

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 15.                 Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  The 401(k) expense amounted to approximately $18,000, $13,000 and $14,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures.  There was no profit sharing contribution during 2012, 2011 or 2010.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer.  The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years.  In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years.  In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period.  In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary.  For the years ended December 31, 2012, 2011 and 2010, the Bank accrued $100,000, $95,000 and $91,000, respectively, in accordance with this agreement.  The Bank’s future compensation expense for 2013 under this plan is $41,000.

Effective January 15, 2013, the Board of Directors adopted an amendment to the SERP agreement for its Chief Executive Officer which was intended to serve as an inducement to continue his service beyond the age of 65.  This amendment increases the annual benefit payable to the Bank’s Chief Executive Officer by $5,000 per annum, beginning January 15, 2014 and ending January 15, 2018.  The maximum annual benefit payable to the Chief Executive Officer as a result of this amendment is $125,000, paid in quarterly installments.  The Bank’s estimated future compensation expense as a result of this amendment is $50,000 per year.

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer.  The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay.  The account is credited with earnings on an annual basis at a rate determined by the Board of Directors.  The Executive will be fully vested (100%) in his Accumulation Account at age 65.  The Plan provides for partial vesting when the Executive reaches the “Early Retirement Age” of 55 and remains in the employ of the Bank.  Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account.  Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age.  Notwithstanding the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control.  For the years ended December 31, 2012, 2011 and 2010, the Bank accrued $12,000, $11,600 and $10,100, respectively, in accordance with this agreement in the respective periods.

Note 16.                 Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of its directors is an executive officer.  Premiums for such policies totaled $517,000, $427,000 and $535,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense was approximately $410,000, $392,000, and $371,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The ESOP shares as of December 31, 2012 and 2011, were as follows:

	2012	2011
Allocated Shares	114,221	88,838
Shares Released for Allocation	25,383	25,383
Unallocated Shares	368,055	393,438

Total ESOP Shares	507,659	507,659

Fair Value of Unallocated Shares	$6,245,893	$6,235,992

Stock Price at December 31	$16.97	$15.85

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust.  The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the plan’s vesting requirements.  The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively.  Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the plan.  As of December 31, 2012, 240,677 shares had been awarded under the provisions of the plan to directors, officers and employees of the Company.

The Company recognized compensation expense during 2012 at a weighted-average per-share grant date fair value of $11.59.  Compensation expense related to the Recognition and Retention Plan was $526,000, $521,000 and $500,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, there were 19,752 shares available for future grants under the plan, which includes 6,600 shares that were forfeited by former participants in the plan.

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2012, follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value

Balance - December 31, 2011	94,568	$11.82
Granted	6,000	16.56
Vested	(44,984)	11.68
Forfeited	-	-

Balance - December 31, 2012	55,584	$12.44

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

As of December 31, 2012, options to acquire 609,143 shares of common stock had been granted under the provisions of the plan to directors, officers and employees of the Company, net of options forfeited and vested by former participants in the plan, at a weighted-average exercise price of $12.01.

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  The Company awarded 21,000 options to directors, officers, or employees during the year ended December 31, 2012 having an estimated fair value on their grant date of $1.97, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

For Options Granted During 2012
Expected Dividend Yield	0.97%
Expected Volatility	10.71%
Risk-Free Interest Rate	1.30%
Expected Life of Option	7.5 Years
Weighted-Average Grant Date Fair Value	$1.97

The dividend yield is reflective of the Company’s expectations regarding future periods.  Actual dividend yields may vary from this assumption.  The risk-free interest rate reflects the interpolated rate for a U.S. Treasury security with a term equivalent to the expected life of the options.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 19.                 Stock Option Plan (Continued)

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Remaining Contract Term	Aggregate Intrinsic Value

Outstanding, December 31, 2011	526,197	$11.77
Options Granted	21,000	16.56
Options Exercised	(80,149)	11.62
Options Forfeited	-	-

Outstanding, December 31, 2012	467,048	$12.01	5.56	5.56 Years	$2,315,452

Options Exercisable at December 31, 2012	333,412	$11.76	5.32	5.32 Years	$1,738,497

A summary of the status of the Company’s nonvested options as of December 31, 2012, and changes during the year ended December 31, 2012, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	217,076	$11.87
Options Granted	21,000	16.56
Options Vested	(104,440)	11.76
Options Forfeited	-	-

Nonvested at December 31, 2012	133,636	$12.69

As of December 31, 2012, there was $116,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.47 years.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  Compensation expense related to the Stock Option Plan was $238,000, $244,000 and $241,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

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

	2012	2011	2010
	(Dollars in Thousands, Except per Share Data)
Numerator
Net Income	$2,507	$2,117	$2,558
Effect of Dilutive Securities	-	-	-

Numerator for Diluted Earnings Per Share	$2,507	$2,117	$2,558

Denominator
Weighted-Average Shares Outstanding	2,633,316	2,902,747	3,640,521
Effect of Potentially Dilutive Securities	141,522	125,286	106,056

Denominator for Diluted Earnings Per Share	2,774,838	3,028,033	3,746,577

Earnings Per Share
Basic	$0.95	$0.73	$0.71
Diluted	$0.90	$0.70	$0.69

Cash Dividends Per Share	$-	$-	$-

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2012	2011	2010
Average Common Shares Issued	6,345,732	6,345,732	6,345,732
Average Unearned ESOP Shares	(393,369)	(418,713)	(444,134)
Average Unearned RRP Shares	(82,519)	(127,228)	(170,547)
Average Treasury Shares	(3,236,528)	(2,897,044)	(2,090,530)

	2,633,316	2,902,747	3,640,521

Note 21.                 Condensed Financial Information - Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.
Condensed Balance Sheets
As of December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
Assets
Cash and Cash Equivalents	$7,469	$4,144
Certificates of Deposits	82	93
Securities Available for Sale, at Fair Value	834	1,084
Investment in Subsidiary	47,604	51,211
Loan to ESOP	4,371	4,522
Accrued Interest Receivable	3	4
Other Assets	56	410

Total Assets	$60,419	$61,468

Liabilities and Shareholders' Equity
Liabilities
Other Liabilities	$32	$14

Total Liabilities	32	14

Total Shareholders' Equity	60,387	61,454

Total Liabilities and Shareholders' Equity	$60,419	$61,468

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in Thousands)

	2012	2011	2010
Income
Interest Income ESOP Loan	$369	$380	$391
Interest Income Investment Securities	37	66	205
Dividend Income from Subsidiary	6,000	6,800	9,882
Other Interest Income	-	1	156

Total Income	6,406	7,247	10,634

Operating Expenses	371	313	302

Income Before Income Taxes and Undistributed Earnings of Subsidiary	6,035	6,934	10,332

Federal Income Tax Benefit	(4)	(49)	(142)

Equity in Undistributed Earnings of Subsidiary	(3,524)	(4,768)	(7,632)

Net Income	$2,507	$2,117	$2,558

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in Thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$2,507	$2,117	$2,558
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	3,524	4,768	7,632
Net Increase in Recognition and Retention Plan Shares Earned	525	514	514
Stock Option Plan Expense	238	244	242
Net Discount Accretion	(1)	(2)	(11)
Deferred Income Tax Benefit	(31)	(30)	(16)
Gain on Sale of Securities	-	-	(150)
Decrease in Accrued Interest Receivable	2	2	52
Decrease (Increase) in Other Assets	20	(300)	(46)
Increase (Decrease) in Due to Subsidiary	361	(101)	(1)
Increase (Decrease) in Other Liabilities	6	3	(5)

Net Cash Provided by Operating Activities	7,151	7,215	10,769

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	-	(16)	(77)
Purchases of Investment Securities - Available-for-Sale	-	(1,683)	-
Proceeds from Maturities of Certificates of Deposit	11	110	822
Proceeds from Maturities of Securities Available-for-Sale	298	1,914	1,097
Proceeds from Sales of Securities Available-for-Sale	-	-	5,135
Repayments of ESOP Loan by Subsidiary	151	139	128

Net Cash Provided by Investing Activities	460	464	7,105

Cash Flows from Financing Activities
Purchase of Treasury Stock	(5,217)	(5,965)	(16,628)
Proceeds from Exercise of Stock Options	931	-	93

Net Cash Used in Financing Activities	(4,286)	(5,965)	(16,535)

Net Increase (Decrease) in Cash and Cash Equivalents	3,325	1,714	1,339

Cash and Cash Equivalents, Beginning of Year	4,144	2,430	1,091

Cash and Cash Equivalents, End of Year	$7,469	$4,144	$2,430

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 22.	Plan of Reorganization and Stock Issuance

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

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  Details of an amendment to the SERP agreement that was made subsequent to December 31, 2012 are discussed in Note 15.  There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information to be contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held on May 7, 2013 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company's website at www.bankofneworleans.com.

Item 11.    Executive Compensation.

The information required herein is incorporated by reference from the information to be contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein regarding the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the information to be contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	522,632	(1)	$12.01	(2)	99,278
Equity compensation plans not approved by security holders	- -		- -		- -
Total	522,632		$12.01		99,278

______________________________
(Footnotes from preceding page)

(1)	Includes 55,584 shares subject to restricted stock grants which were not vested as of December 31, 2012.
(2)	The weighted-average exercise price excludes such restricted stock grants.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information to be contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information to be contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)           (1)           The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)
3.2	Bylaws of Louisiana Bancorp, Inc.	(1)
4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)
10.1	Amended and Restated Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(2)
10.2	Amended and Restated Supplement Executive Retirement Plan with John LeBlanc*	(3)
10.3	Amended and Restated Directors Deferred Compensation Plan*	(3)
10.4	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(3)
10.5	Amended and Restated Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(3)
10.6	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(3)
10.7	Amended and Restated Employment Agreement between Bank of New Orleans and John LeBlanc*	(3)
10.8	Employment Agreement between Bank of New Orleans and C. Holly Callia	(4)
10.8	2007 Stock Option Plan*	(5)
10.9	2007 Recognition and Retention Plan and Trust Agreement*	(5)
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	--
23.1	Consent of LaPorte, A Professional Accounting Corporation	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
_______________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 29, 2013.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 28, 2008.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, date as of October 25, 2011.
(5)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 26, 2013	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Lawrence J. LeBon, III Lawrence J. LeBon, III	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 26, 2013
/s/ John LeBlanc John LeBlanc	Executive Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 26, 2013
/s/ Maurice F. Eagan, Jr. Maurice F. Eagan, Jr.	Director	March 26, 2013
/s/ Michael E. Guarisco Michael E. Guarisco	Director	March 26, 2013
/s/ Gordon K, Konrad Gordon K, Konrad	Director	March 26, 2013
/s/ Brian G. LeBon, Sr. Brian G. LeBon, Sr.	Director	March 26, 2013
/s/ Ivan J. Miestchovich Ivan J. Miestchovich	Director	March 26, 2013