Form 10-Q
period 2013-03-31
LOUISIANA BANCORP INC
filed 2013-05-10
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________
FORM 10-Q
_____________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  ☒ Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2013, there were 2,868,202 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2013	December 31, 2012
	(In Thousands)
Assets
Cash and Due from Banks	$2,486	$2,123
Short-Term Interest-Bearing Deposits	893	8,523
Total Cash and Cash Equivalents	3,379	10,646

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $10,751 and $11,486, respectively)	11,309	12,139
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $63,380 and $70,315, respectively)	60,817	67,454

Loans Held for Sale	-	1,837
Loans Held for Investment	229,968	213,239
Allowance for Loan Loss	(2,056)	(1,917)
Total Loans Receivable	227,912	213,159

Accrued Interest Receivable	1,012	970
Other Real Estate Owned	608	632
Stock in Federal Home Loan Bank	2,185	1,832
Premises and Equipment, Net	2,334	2,252
Other Assets	2,328	2,297
Total Assets	$312,365	$311,862

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$14,323	$14,322
Interest-Bearing	182,645	181,884
Total Deposits	196,968	196,206

Borrowings	56,206	53,454
Advance Payments by Borrowers for Taxes and Insurance	2,291	3,055
Accrued Interest Payable	131	181
Other Liabilities	1,654	2,260
Total Liabilities	257,250	255,156

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,868,202 and 3,017,411 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,354	63,363
Unearned ESOP Shares	(3,681)	(3,681)
Unearned Recognition and Retention Plan Shares	(418)	(949)
Treasury Stock, at Cost (3,477,530 shares and 3,328,321 shares, respectively)	(49,913)	(47,364)
Retained Earnings	45,342	44,842
Accumulated Other Comprehensive Income	368	432
Total Shareholders' Equity	55,115	56,706

Total Liabilities and Shareholders' Equity	$312,365	$311,862

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,651	$2,723
Mortgage Backed Securities	533	780
Investment Securities	38	40
Other Interest-Bearing Deposits	4	9
Total Interest and Dividend Income	3,226	3,552

Interest Expense
Deposits	432	559
Borrowings	347	552
Total Interest Expense	779	1,111

Net Interest Income	2,447	2,441

Provision for Loan Losses	141	55

Net Interest Income after Provision for Loan Losses	2,306	2,386

Non-Interest Income
Customer Service Fees	238	140
Gain on Sale of Loans	181	109
Other Income	78	25
Total Non-Interest Income	497	274

Non-Interest Expense
Salaries and Employee Benefits	1,242	1,192
Occupancy Expense	331	291
Louisiana Bank Shares Tax	57	58
FDIC Insurance Premium	38	37
Net Cost of OREO Operations	18	38
Advertising Expense	98	48
Other Expenses	253	200
Total Non-Interest Expense	2,037	1,864

Income Before Income Tax Expense	766	796

Income Tax Expense	266	277

Net Income	$500	$519

Earnings Per Share
Basic	$0.20	$0.19
Diluted	$0.19	$0.18

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In Thousands)

Net Income	$500	$519

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(64)	(39)

Reclassification Adjustment for Gains
Included in Net Income	-	-

Total Other Comprehensive Loss	(64)	(39)

Comprehensive Income	$436	$480

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For theThree Months Ended March 31, 2013 and 2012
(Dollars in thousands)

							Accumulated
		Additional	Unearned	Unearned			Other	Total
	Common	Paid-in	ESOP	RRP	Treasury	Retained	Comprehensive	Shareholders'
	Stock	Capital	Stock	Stock	Stock	Earnings	Income (Loss)	Equity

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Three Months Ended March 31, 2012	-	-	-	-	-	519	-	519
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(39)	(39)
Stock Purchased for Treasury	-	-	-	-	(352)	-	-	(352)
RRP Shares Earned	-	(46)	-	533	-	-	-	487
Stock Options Exercised	-	(2)			56			54
Stock Option Expense	-	58	-	-	-	-	-	58

Balances at March 31, 2012	$63	$63,228	$(3,934)	$(983)	$(43,582)	$42,854	$601	$58,247

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Three Months Ended March 31, 2013	-	-	-	-	-	500	-	500
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(64)	(64)
Stock Purchased for Treasury	-	-	-	-	(2,549)	-	-	(2,549)
RRP Shares Earned	-	(46)	-	531	-	-	-	485
Stock Option Expense	-	37	-	-	-	-	-	37

Balances at March 31, 2013	$63	$63,354	$(3,681)	$(418)	$(49,913)	$45,342	$368	$55,115

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$500	$519
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	62	50
Provision for Loan Losses	141	55
Net Increase in RRP Shares Earned	485	487
Stock Option Plan Expense	37	58
Net Premium Amortization	48	27
Deferred Income Tax Benefit	(7)	(13)
Gain on Sale of Loans	(181)	(109)
Gain on the Sale of Property and Equipment	-	(5)
Originations of Loans Held-for-Sale	(5,826)	(5,920)
Proceeds from Sales of Loans Held-for-Sale	7,836	6,030
Net Decrease (Increase) in Loans Held-for-Sale	1,837	(3,352)
Increase in Accrued Interest Receivable	(42)	(15)
Impairment of Other Real Estate Owned	13	30
Recovery of Other Real Estate Owned Principal	11	-
Decrease in Other Assets	8	237
Decrease in Accrued Interest Payable	(50)	(27)
Decrease in Other Liabilities	(606)	(55)
Net Cash Provided by (Used in) Operating Activities	4,266	(2,003)

Cash Flows from Investing Activities
Purchase of Securities Held-to-Maturity	-	(31,353)
Proceeds from Maturities of Securities Available-for-Sale	740	7,310
Proceeds from Maturities of Securities Held-to-Maturity	6,583	4,548
Net Increase in Loans Receivable	(18,560)	(6,060)
Purchase of Property and Equipment	(144)	(634)
Proceeds from Sale of Property and Equipment	-	22
Net Increase in Investment in Federal Home Loan Bank Stock	(353)	(183)
Net Cash Used in Investing Activities	(11,734)	(26,350)

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months
	Ended March 31,
	2013	2012
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	762	(900)
Decrease in Advances by Borrowers for Taxes and Insurance	(764)	(602)
Increase in Borrowings	2,752	7,058
Purchase of Treasury stock	(2,549)	(352)
Proceeds from Exercise of Stock Options	-	54

Net Cash Provided by Financing Activities	201	5,258

Net Decrease in Cash and Cash Equivalents	(7,267)	(23,095)

Cash and Cash Equivalents, Beginning of Year	10,646	27,589

Cash and Cash Equivalents, End of Period	$3,379	$4,494

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$828	$1,138

Income Taxes	$792	$-

Loans Transferred to Other Real Estate Owned During the Period	$-	$330

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of March 31, 2013 or December 31, 2012.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$48	$2	$-	$50
FNMA	2,902	230	-	3,132
FHLMC	1,642	121	-	1,763
	4,592	353	-	4,945

U.S. Government and Agency Obligations	5,976	124	-	6,100
Equity Securities	183	81	-	264

Total	$10,751	$558	$-	$11,309

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$65	$3	$-	$68
FNMA	3,379	276	-	3,655
FHLMC	1,889	143	-	2,032
	5,333	422	-	5,755

U.S. Government and
Agency Obligations	5,970	156	-	6,126
Equity Securities	183	75	-	258

Total	$11,486	$653	$-	$12,139

A summary of securities classified as held-to-maturity at March 31, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,775	$150	$-	$3,925
FNMA	24,321	1,307	-	25,628
FHLMC	9,124	730	-	9,854
	37,220	2,187	-	39,407

Collateralized Mortgage Obligations
FNMA	10,772	133	-	10,905
FHLMC	12,825	243	-	13,068
	23,597	376	-	23,973
Total	$60,817	$2,563	$-	$63,380

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,174	$158	$-	$4,332
FNMA	27,979	1,549	-	29,528
FHLMC	10,212	825	-	11,037
	42,365	2,532	-	44,897

Collateralized Mortgage Obligations
FNMA	11,648	116	-	11,764
FHLMC	13,441	213	-	13,654
	25,089	329	-	25,418
Total	$67,454	$2,861	$-	$70,315

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of March 31, 2013.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$4,183	$4,211	$-	$-
One to Five Years	2,133	2,247	1,126	1,213
Five to Ten Years	4,252	4,587	8,779	9,457
Over Ten Years	-	-	50,912	52,710

	$10,568	$11,045	$60,817	$63,380

Equity Securities	183	264	-	-

Total	$10,751	$11,309	$60,817	$63,380

At March 31, 2013, and December 31, 2012, the Company held no securities that had unrealized losses.

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	March 31, 2013	December 31, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$115,904	$107,556
Home Equity Loans and Lines	27,367	26,305
Multi-family Residential	18,817	17,644
Commercial Real Estate	67,107	62,771
Land	204	206

Total Loans Secured by Real Estate	229,399	214,482

Consumer and Other Loans
Loans Secured by Deposits	441	458
Other	186	266

Total Consumer and Other Loans	627	724

Less:
Allowance for Loan Losses	(2,056)	(1,917)
Net Deferred Loan Origination Fess/Costs	(58)	(130)

Total Loans, Net	$227,912	$213,159

A summary of our current, past due and nonaccrual loans as of March 31, 2013 and December 31, 2012 follows:

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
March 31, 2013	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$198	$-	$48	$246	$115,658	$115,904
Home Equity Loans and Lines	39	-	60	99	27,268	27,367
Multi-family Residential	-	-	-	-	18,817	18,817
Commercial Real Estate	-	-	1,224	1,224	65,883	67,107
Land	-	-	-	-	204	204
Consumer and Other Loans	-	-	2	2	625	627

Total	$237	$-	$1,334	$1,571	$228,455	$230,026

		90 Days
		or More
	30-89 Days	Past Due	Nonaccrual	Total	Current	Total
December 31, 2012	Past Due	and Accruing	Loans	Past Due	Loans	Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$122	$-	$50	$172	$107,384	$107,556
Home Equity Loans and
Lines	75	-	142	217	26,088	26,305
Multi-family Residential	-	-	13	13	17,631	17,644
Commercial Real Estate	-	-	1,247	1,247	61,524	62,771
Land	-	-	-	-	206	206
Consumer and Other Loans	4	-		4	720	724

Total	$201	$-	$1,452	$1,653	$213,553	$215,206

An analysis of the allowance for loan losses follows:

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
	(In Thousands)

Balance, Beginning of Period	$1,917	$1,805
Provision for Loan Losses	141	246
Loan Recoveries	13	74
Charge-Offs	(15)	(208)
Balance, End of Period	$2,056	$1,917

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and March 31, 2012.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
March 31, 2013	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for Loan Losses	79	13	5	47	-	(3)	141
Charge-Offs	-	(8)	-	-	-	(7)	(15)
Recoveries of prior charge-offs	3	1	-	-	-	9	13

Balance, End of Period	$938	$242	$165	$703	$2	$6	$2,056

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	938	242	165	612	2	6	1,965
	$938	$242	$165	$703	$2	$6	$2,056

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$-	$-	$1,224	$-	$2	$1,226
Loans collectively evaluated for impairment	115,904	27,367	18,817	65,883	204	625	228,800
	$115,904	$27,367	$18,817	$67,107	$204	$627	$230,026

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
March 31, 2012	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for (Recovery of) Loan Losses	27	(4)	32	6	-	(6)	55
Loans Charged-Off	-	(48)	-	-	-	(69)	(117)
Recoveries of prior charge-offs	3	1	-	-	-	2	6

Balance, End of Period	$919	$156	$180	$491	$2	$1	$1,749

Ending Balance Allocated to:
Loans individually evaluated for impairment	$2	$9	$-	$-	$-	$-	$11
Loans collectively evaluated for impairment	917	147	180	491	2	1	1,738
	$919	$156	$180	$491	$2	$1	$1,749

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$109	$292	$-	$-	$-	$-	$401
Loans collectively evaluated for impairment	109,110	19,254	18,591	57,624	824	722	206,125
	$109,219	$19,546	$18,591	$57,624	$824	$722	$206,526

A summary of the loans evaluated for possible impairment follows:

	March 31, 2013	December 31, 2012
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$1,226	$1,224
Impaired Loans not Requiring a Loss Allowance	108	228

Total Impaired Loans	$1,334	$1,452

Loss Allowance on Impaired Loans	$91	$91

At March 31, 2013 and December 31, 2012, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at March 31, 2013 and December 31, 2012, was approximately $76,000 and $59,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of March 31, 2013	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$48	$48	$-	$49	$-
Home Equity Loans and Lines	60	60	-	101	-
Multi-family Residential	-	-	-	6	-
Commercial Real Estate	-	-	-	12	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$108	$108	$-	$168	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,224	1,224	91	1,224	-
Land	-	-	-	-	-
Consumer and Other Loans	2	2	-	1	-

Total	$1,226	$1,226	$91	$1,225	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$48	$48	$-	$49	$-
Home Equity Loans and Lines	60	60	-	101	-
Multi-family Residential	-	-	-	6	-
Commercial Real Estate	1,224	1,224	91	1,236	-
Land	-	-	-	-	-
Consumer and Other Loans	2	2	-	1	-

Total	$1,334	$1,334	$91	$1,393	$-

				Average
		Unpaid		Recorded	Interest
	Recorded	Principal	Related	Investment	Income
As of December 31, 2012	Investment	Balance	Allowance	YTD	Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$337	$1
Home Equity Loans and Lines	142	142	-	254	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	23	23	-	99	7
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	8	5

Total	$228	$228	$-	$717	$29

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$22	$-
Home Equity Loans and Lines	-	-	-	96	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,224	1,224	91	245	43
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	13	-

Total	$1,224	$1,224	$91	$376	$43

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$359	$1
Home Equity Loans and Lines	142	142	-	350	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	1,247	1,247	91	344	50
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	21	5

Total	$1,452	$1,452	$91	$1,093	$72

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of March 31, 2013 and December 31, 2012.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
March 31, 2013	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$115,509	$27,030	$18,817	$65,883	$204	$625	$228,068
Special Mention	347	277	-	-	-	-	624
Substandard	48	60	-	1,133	-	2	1,243
Loss	-	-	-	91	-	-	91
Total	$115,904	$27,367	$18,817	$67,107	$204	$627	$230,026

	Real Estate Secured Mortgage Loans
	1-4 Family	Home Equity	Multi-Family			Consumer
December 31, 2012	Residential	Loans/Lines	Residential	Commercial	Land	and Other	Total
Credit Classification:	(In Thousands)
Pass	$107,506	$26,135	$16,874	$60,746	$206	$724	$212,191
Special Mention	-	99	757	779	-	-	1,635
Substandard	50	71	13	1,155	-	-	1,289
Loss	-	-	-	91	-	-	91
Total	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

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

	Three Months Ended
	March 31,
	2013	2012

Net Income	$500,000	$519,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(368,055)	(393,389)
Weighted Average Unearned RRP Shares	(53,801)	(98,481)
Weighted Average Treasury Shares	(3,453,013)	(3,097,012)

Weighted Average Shares Outstanding for Basic EPS	2,470,863	2,756,850

Earnings per Share, Basic	$0.20	$0.19

Weighted Average Shares Outstanding for Basic EPS	2,470,863	2,756,850
Effect of Dilutive Securities	142,243	136,418
Weighted Average Shares Outstanding for Diluted EPS	2,613,106	2,893,268

Earnings per Shares, Diluted	$0.19	$0.18

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at March 31, 2013 and December 31, 2012, are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minumum for Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
March 31, 2013
Core/Leverage Capital	$44,069	14.17%	$9,331	3.00%	$15,552	5.00%
Tier 1 Risk-Based Capital	44,069	24.38%	7,230	4.00%	10,845	6.00%
Total Risk-Based Capital	46,125	25.52%	14,460	8.00%	18,075	10.00%

December 31, 2012
Core/Leverage Capital	$43,570	14.03%	$9,313	3.00%	$15,522	5.00%
Tier 1 Risk-Based Capital	53,570	25.39%	6,865	4.00%	10,298	6.00%
Total Risk-Based Capital	45,487	26.50%	13,731	8.00%	17,164	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)

Capital Under GAAP	$44,360	$43,923
Unrealized Gains on Available-for-Sale Securities	(291)	(353)
Tier 1 Capital	44,069	43,570

Allowance for Loan Losses	2,056	1,917
Total Risk-Based Capital	$46,125	$45,487

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance provided  in  FASB ASC 820, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

•
Level 2 - Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable in the market or can be corroborated by observable market data.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.  All of the mortgage-backed securities reported at fair value on March 31, 2013, and December 31, 2012, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$4,945	$-	$4,945
US Government and
Agency Obligations	-	6,100	-	6,100
Equity Securities	264	-	-	264
Loans Held-for-Sale	-	-	-	-

Total	$264	$11,045	$-	$11,309

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$5,755	$-	$5,755
US Government and
Agency Obligations		6,126	-	6,126
Equity Securities	258	-	-	258
Loans Held-for-Sale	-	1,837	-	1,837

Total	$258	$13,718	$-	$13,976

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2013 or December 31, 2012.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

	Fair Value Measurements
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$1,243	$1,243
Other Real Estate Owned	-	608	-	608

Total	$-	$608	$1,243	$1,851

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$1,361	$1,361
Other Real Estate Owned	-	632	-	632

Total	$-	$632	$1,361	$1,993

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at March 31, 2013 or December 31, 2012.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate.  Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments.  A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$3,379	$3,379	$10,646	$10,646
Certificates of Deposit	481	485	481	485
Securities	72,126	74,689	79,593	82,454

Loans	229,968	238,438	215,076	223,521
Less Allowance for Loan Losses	(2,056)	(2,056)	(1,917)	(1,917)
Loans, Net of Allowance	227,912	236,382	213,159	221,604

Federal Home Loan Bank Stock	2,185	2,185	1,832	1,832

Financial Liabilities
Deposits	$196,968	$207,002	$196,206	$209,254
Borrowings	56,206	58,133	53,454	55,769

Unrecognized Financial Instruments
Commitments to Extend Credit	$26,583	$26,746	$31,768	$31,934

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets were $312.4 million at March 31, 2013, an increase of $503,000 compared to December 31, 2012.  Net loans receivable were $227.9 million at March 31, 2013, an increase of $14.8 million, or 6.9%, compared to December 31, 2012.  During the first quarter of 2013, our first mortgage loans secured by single family residential loans increased by $8.3 million, our funded home equity loans and lines increased by $1.1 million, our loans secured by multifamily residential collateral increased by $1.2 million, and our first mortgage loans secured by non-residential commercial real estate increased by $4.3 million.   The increase in net loans receivable at March 31, 2013 compared to December 31, 2012 was largely offset by lower amounts of cash and cash equivalents and held-to-maturity and available-for-sale securities.  During the first three months of 2013, cash and cash equivalents decreased by $7.3 million to $3.4 million.  Total securities available-for-sale were $11.3 million at March 31, 2013, a decrease of $830,000 compared to December 31, 2012.  Total securities held-to-maturity decreased by $6.6 million during the first quarter of 2013, to $60.8 million, at March 31, 2013.  The decreases in securities available-for-sale and securities held-to-maturity were due to the contractual and early repayments of principal on mortgage-backed securities and CMOs.

Total impaired loans were $1.3 million at March 31, 2013, a decrease of $118,000 compared to December 31, 2012.  At these dates, our impaired loans were comprised solely of nonaccrual loans.  Other real estate owned decreased by $24,000 to $608,000 during the first three months of 2013.  At March 31, 2013, our other real estate owned was comprised of a restaurant located in Baton Rouge, Louisiana with a fair value of $238,000, and the Bank’s participation interest in a $170 million construction loan secured by a multi-use development in Baton Rouge, Louisiana, which had a fair value of $370,000 at such date.  Total nonperforming assets were $1.9 million at March 31, 2013, and $2.1 million at December 31, 2012.  Expressed as a percentage of total assets, nonperforming assets were 0.62% at March 31, 2013, and 0.67% at December 31, 2012.
Total deposits were $197.0 million at March 31, 2013 compared to $196.2 million at December 31, 2012.  As of March 31, 2013, non-interest bearing deposits were $14.3 million, and interest-bearing deposits were $182.6 million.  Total Federal Home Loan Bank advances and other borrowings were $56.2 million at March 31, 2013, an increase of $2.8 million from December 31, 2012.

Total shareholders’ equity was $55.1 million at March 31, 2013, a decrease of $1.6 million from December 31, 2012.  During the three months ended March 31, 2013, the Company acquired 149,209 shares of its common stock at a total cost of $2.5 million pursuant to its repurchase plans.  The effect of these repurchase transactions on total shareholders’ capital was partially offset by net income of $500,000 and the release of 42,134 shares held by the Company’s Recognition and Retention Plan Trust, with a total cost basis of $531,000, which became vested and were released to plan participants during the first quarter of 2013.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 14.17%, 24.38%, and 25.52%, respectively, at March 31, 2013.

Comparison of Our Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income for the quarter ended March 31, 2013 was $500,000, a decrease of $19,000 from the first quarter of 2012.  Diluted earnings per share were $0.19 and $0.18, respectively, for the quarters ended March 31, 2013 and 2012.  Net interest income was approximately $2.4 million for each quarterly period ended March 31, 2013 and 2012.  Non-interest income was $497,000 during the first quarter of 2013, an increase of $223,000 compared to the first quarter of 2012.  This increase in non-interest income was due primarily to an increase in commissions earned on brokered loans and an increase in gains on the sale of residential mortgage loans.  Non-interest expense was $2.0 million and $1.9 million, respectively, for the quarters ended March 31, 2013, and 2012.

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

	Three months Ended March 31,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$217,766	$2,651	4.87%	$200,282	$2,723	5.44%
Mortgage-backed Securities	69,361	533	3.07%	86,812	780	3.59%
Investment Securities	6,376	38	2.38%	7,859	40	2.04%
Other Interest-Earning Assets	6,536	4	0.24%	12,020	9	0.30%
Total Interest-Earning Assets	300,039	3,226	4.30%	306,973	3,552	4.63%

Non-Interest Earning Assets	8,369			7,339

Total Assets	$308,408			$314,312

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$55,191	29	0.21%	$49,909	28	0.22%
Certificates of Deposit	127,278	403	1.27%	133,668	531	1.59%
Total Interest-Bearing Deposits	182,469	432	0.95%	183,577	559	1.22%

Borrowings	52,456	347	2.65%	59,441	552	3.71%
Total Interest-Bearing Liabilities	234,925	779	1.33%	243,018	1,111	1.83%

Non-Interest Bearing Liabilities	18,059			13,396

Total Liabilities	252,984			256,414

Stockholders' Equity	55,424			57,898

Total Liabilities and Stockholders' Equity	$308,408			$314,312

Net Interest-Earning Assets	$65,114			$63,955

Net Interest Income; Average Interest Rate Spread		$2,447	2.97%		$2,441	2.80%

Net Interest Margin (2)			3.26%			3.18%

Average Interest-Earning Assets
to Average Interest-Bearing Liabilities			127.72%			126.32%
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was approximately $2.4 million during both the first quarter of 2013 and the first quarter of 2012.  During the first quarter of 2013, interest income was $3.2 million, a decrease of $326,000 compared to the first quarter of 2012.  This decrease in interest income between the respective quarterly periods was primarily due to a $6.9 million decrease in the average balance of interest-earning assets and a 33 basis point decrease in the average yield on our interest-earning assets.  The average yield on our interest-earning assets was 4.30% and 4.63%, respectively, for the quarterly periods ended March 31, 2013 and 2012.  Interest income on loans receivable was $2.7 million during both the first quarter of 2013 and the first quarter of 2012.  The average balance of our loans receivable increased by $17.5 million during the first quarter of 2013 compared to the first quarter of 2012; however, the average yield on loans receivable decreased by 57 basis points between the respective quarterly periods.  The average balance of our mortgage-backed securities and CMOs decreased by $17.5 million and the average yield on these securities decreased by 52 basis points during the first quarter of 2013 compared to the first quarter of 2012, resulting in a decrease of $247,000 in interest income earned on mortgage-backed securities and CMOs.  Interest income on investment securities during the first quarter of 2013 was $38,000, at an average yield of 2.38%, compared to $40,000, at an average yield of 2.04%, during the first quarter of 2012.  Interest income earned on other interest-earning assets was $4,000 and $9,000, respectively, for the three month periods ended March 31, 2013 and March 31, 2012.

Interest Expense.  Total interest expense was $779,000, with our interest-bearing liabilities having an average cost of 1.33%, during the first quarter of 2013, compared to $1.1 million and an average cost of 1.83% for the first quarter of 2012.  The average rate paid on interest-bearing deposits was 0.95% during the quarter ended March 31, 2013, a decrease of 27 basis points from the quarter ended March 31, 2012.  Interest expense on borrowings was $347,000 at an average cost of 2.65% during the first quarter of 2013, and $552,000 at an average cost of 3.71% during the first quarter of 2012.  The decrease in our interest expense on borrowings was primarily due to the maturity of certain higher cost borrowings during the fourth quarter of 2012 and the first quarter of 2013, and their subsequent replacement with lower rate wholesale funding.  The net interest rate spread between our interest-earning assets and our interest-bearing liabilities was 2.97% for the first quarter of 2013, compared to 2.80% for the first quarter of 2012.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.26% and 3.18%, respectively, for the three month periods ended March 31, 2013 and March 31, 2012.

Provision for Loan Losses. The Company recorded a provision for loan losses of $141,000 during the first quarter of 2013 compared to $55,000 during the first quarter of 2012.  Our allowance for loan losses was $2.1 and $1.7 million, respectively, at March 31, 2013 and 2012. As of the preceding period ending dates, our allowance for loan losses was 0.89% and 0.85% of total loans receivable.  At March 31, 2013, total non-performing loans were $1.3 million, or 0.58% of total loans, and total non-performing assets were $1.9 million, or 0.62% of total assets.

Non-interest Income.  Non-interest income for the first quarter of 2013 was $497,000, an increase of $223,000 from the first quarter of 2012.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $238,000 during the first quarter of 2013, an increase of $98,000 from the comparable 2012 period.  Gains on the sale of mortgage loans were $181,000 during the first quarter of 2013 compared to $109,000 during the first quarter of 2012.  Other non-interest income was $78,000 during the three month period ended March 31, 2013, an increase of $53,000 compared to the three month period ended March 31, 2012.  This increase in other non-interest income was primarily due to a $59,000 gain on an equity investment in a small business investment company which was realized during the first quarter of 2013.  There was no such gain realized during the first quarter of 2012.

Non-interest Expense. Total non-interest expense was $2.0 million for the first quarter of 2013, an increase of $173,000 compared to the first quarter of 2012.  Salaries and employee benefits expense increased by $50,000 and occupancy expense increased by $40,000 during the first quarter of 2013 compared to the first quarter of 2012 due primarily to the staffing and operating expenses associated with the opening of our new branch office in the second quarter of 2012.  The Louisiana bank shares tax was $57,000 and $58,000, respectively, and our FDIC deposit insurance premiums were $38,000 and $37,000, respectively, for the three month periods ended March 31, 2013, and March 31, 2012.  The net cost associated with our OREO operations was $18,000 during the first quarter of 2013 compared to $38,000 during the first quarter of 2012.  Advertising expense increased by $50,000 to $98,000 during the first three months of 2013 compared to the first three months of 2012, due to promotional efforts related to the development of our checking account products.  Other non-interest expenses were $253,000 for the first quarter of 2013, and $200,000 for the first quarter of 2012.

Income Tax Expense. For the three month period ended March 31, 2013, the Company recorded income tax expense of $266,000, a decrease of $11,000 from the three month period ended March 31, 2012.  This decrease in income tax expense was primarily due to a decrease in pre-tax income of $30,000 between the respective quarterly periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2013, our cash and cash equivalents amounted to $3.4 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $11.3 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2013, we had certificates of deposit maturing within the next 12 months amounting to $76.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At March 31, 2013, we had $56.2 million in total borrowings, including $50.2 million in FHLB advances and $6.0 million in reverse repurchase agreements with commercial banks.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At March 31, 2013, the Company had $111.3 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2013.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$127,323	$76,915	$34,927	$15,481	$-
FHLB Advances and Other Borrowings	56,206	22,523	8,558	16,154	8,971
Total Long-Term Debt	183,529	99,438	43,485	31,635	8,971

Operating Lease Obligations	102	34	68	-	-

Total Contractual Obligations	$183,631	$99,472	$43,553	$31,635	$8,971

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4 – Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 30-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

January 1 - January 31, 2013	117,915	$17.05	117,915	24,447
February 1 - February 28, 2013	30,898	17.23	24,447	150,000
March 1 - March 31, 2013	396	17.54	396	149,604
Total	149,209	$17.09	142,758
  _______________
(1)
On December 7, 2012, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.  The repurchase program was completed in February 2013.

(2)	On February 27, 2013, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.

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

LOUISIANA BANCORP, INC.
Date: May 10, 2013	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer