Form 10-Q
period 2013-06-30
LOUISIANA BANCORP INC
filed 2013-08-12
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________

FORM 10-Q
________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573

________________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)
________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2013, there were 2,887,059 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2013	December 31, 2012
	(In Thousands)
Assets
Cash and Due from Banks	$2,701	$2,123
Short-Term Interest-Bearing Deposits	2,638	8,523
Total Cash and Cash Equivalents	5,339	10,646

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $10,203 and $11,486, respectively)	10,671	12,139
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $56,469 and $70,315, respectively)	54,808	67,454

Loans Held for Sale	2,509	1,837
Loans Held for Investment	235,038	213,239
Allowance for Loan Loss	(2,098)	(1,917)
Total Loans Receivable	235,449	213,159

Accrued Interest Receivable	925	970
Other Real Estate Owned	560	632
Stock in Federal Home Loan Bank	2,592	1,832
Premises and Equipment, Net	2,301	2,252
Other Assets	2,532	2,297
Total Assets	$315,658	$311,862

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$12,846	$14,322
Interest-Bearing	185,431	181,884
Total Deposits	198,277	196,206

Borrowings	55,964	53,454
Advance Payments by Borrowers for Taxes and Insurance	3,005	3,055
Accrued Interest Payable	136	181
Other Liabilities	1,984	2,260
Total Liabilities	259,366	255,156

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,887,059 and 3,017,411 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,316	63,363
Unearned ESOP Shares	(3,681)	(3,681)
Unearned Recognition and Retention Plan Shares	(408)	(949)
Treasury Stock, at Cost (3,458,673 shares and 3,328,321 shares, respectively)	(49,643)	(47,364)
Retained Earnings	46,336	44,842
Accumulated Other Comprehensive Income	309	432
Total Shareholders' Equity	56,292	56,706

Total Liabilities and Shareholders' Equity	$315,658	$311,862

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,768	$2,796	$5,419	$5,519
Mortgage Backed Securities	477	761	1,010	1,541
Investment Securities	37	36	75	76
Other Interest-Bearing Deposits	5	4	9	13
Total Interest and Dividend Income	3,287	3,597	6,513	7,149

Interest Expense
Deposits	422	534	854	1,093
Borrowings	328	565	675	1,117
Total Interest Expense	750	1,099	1,529	2,210

Net Interest Income	2,537	2,498	4,984	4,939

Provision for Loan Losses	6	73	147	128

Net Interest Income after Provision for Loan Losses	2,531	2,425	4,837	4,811

Non-Interest Income
Customer Service Fees	231	236	469	376
Gain on Sale of Loans	483	268	664	377
Gain on Small Business Investment Company	234	18	293	18
Other Income	32	22	51	47
Total Non-Interest Income	980	544	1,477	818

Non-Interest Expense
Salaries and Employee Benefits	1,120	1,250	2,362	2,442
Occupancy Expense	337	312	668	603
Louisiana Bank Shares Tax	58	57	115	115
FDIC Insurance Premium	38	38	76	75
Net Cost of OREO Operations	55	32	73	70
Advertising Expense	99	68	197	117
Other Expenses	291	269	544	468
Total Non-Interest Expense	1,998	2,026	4,035	3,890

Income Before Income Tax Expense	1,513	943	2,279	1,739

Income Tax Expense	519	327	785	604

Net Income	$994	$616	$1,494	$1,135

Earnings Per Share
Basic	$0.40	$0.23	$0.60	$0.42
Diluted	$0.38	$0.22	$0.57	$0.40

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In Thousands)

Net Income	$1,494	$1,135

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(123)	(105)

Reclassification Adjustment for Gains
Included in Net Income	-	-

Total Other Comprehensive Loss	(123)	(105)

Comprehensive Income	$1,371	$1,030

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Six Months Ended June 30, 2012	-	-	-	-	-	1,135	-	1,135
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(105)	(105)
Stock Purchased for Treasury	-	-	-	-	(3,689)	-	-	(3,689)
RRP Shares Earned	-	(44)	-	543	-	-	-	499
Stock Options Exercised	-	(2)			56			54
Stock Option Expense	-	118	-	-	-	-	-	118

Balances at June 30, 2012	$63	$63,290	$(3,934)	$(973)	$(46,919)	$43,470	$535	$55,532

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Six Months Ended June 30, 2013	-	-	-	-	-	1,494	-	1,494
Other Comprehensive Loss,
Net of Applicable
Deferred Income Taxes	-	-	-	-	-	-	(123)	(123)
Stock Purchased for Treasury	-	-	-	-	(2,552)	-	-	(2,552)
RRP Shares Earned	-	(43)	-	541	-	-	-	498
Stock Options Exercised	-	(54)			273			219
Stock Option Expense	-	50	-	-	-	-	-	50

Balances at June 30, 2013	$63	$63,316	$(3,681)	$(408)	$(49,643)	$46,336	$309	$56,292

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,494	$1,135
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	127	107
Provision for Loan Losses	147	128
Net Increase in RRP Shares Earned	498	499
Stock Option Plan Expense	50	118
Discount Accretion Net of Premium Amortization	88	74
Deferred Income Tax Benefit	(7)	(27)
Gain on Sale of Loans	(664)	(377)
Gain on the Sale of Property and Equipment	(1)	(5)
Gain on Other Real Estate Owned	-	(3)
Originations of Loans Held-for-Sale	(27,338)	(20,098)
Proceeds from Sales of Loans Held-for-Sale	27,317	17,202
Net Increase in Loans Held-for-Sale	(2,509)	(2,869)
Decrease in Accrued Interest Receivable	45	3
Impairment of Other Real Estate Owned	60	60
Recovery of Other Real Estate Owned Principal	11	-
Increase in Other Assets	(165)	(13)
Decrease in Accrued Interest Payable	(45)	(21)
(Decrease) Increase in Other Liabilities	(276)	276
Net Cash Used in Operating Activities	(1,168)	(3,811)

Cash Flows from Investing Activities
Purchase of Securities Held-to-Maturity	-	(31,353)
Proceeds from Maturities of Certificates of Deposit	-	261
Proceeds from Maturities of Securities Available-for-Sale	1,295	8,474
Proceeds from Maturities of Securities Held-to-Maturity	12,546	9,905
Net Increase in Loans Receivable	(19,243)	(13,741)
Purchase of Property and Equipment	(176)	(803)
Proceeds from Sale of Property and Equipment	1	22
Proceeds from Sale of Other Real Estate Owned	-	153
Net Increase in Investment in Federal Home Loan Bank Stock	(760)	(446)
Net Cash Used in Investing Activities	(6,337)	(27,528)

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	2,071	1,091
Decrease in Advances by Borrowers for Taxes and Insurance	(50)	(29)
Increase in Borrowings	2,510	10,053
Purchase of Treasury stock	(2,552)	(3,689)
Proceeds from Exercise of Stock Options	219	54

Net Cash Provided by Financing Activities	2,198	7,480

Net Decrease in Cash and Cash Equivalents	(5,307)	(23,859)

Cash and Cash Equivalents, Beginning of Year	10,646	27,589

Cash and Cash Equivalents, End of Period	$5,339	$3,730

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,574	$2,231

Income Taxes	$1,333	$526

Loans Transferred to Other Real Estate Owned During the Period	$-	$330

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of June 30, 2013 or December 31, 2012.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$33	$1	$-	$34
FNMA	2,544	179	-	2,723
FHLMC	1,461	111	-	1,572
	4,038	291	-	4,329

U.S. Government and Agency Obligations	5,982	88	-	6,070
Equity Securities	183	89	-	272

Total	$10,203	$468	$-	$10,671

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$65	$3	$-	$68
FNMA	3,379	276	-	3,655
FHLMC	1,889	143	-	2,032
	5,333	422	-	5,755

U.S. Government and Agency Obligations	5,970	156	-	6,126
Equity Securities	183	75	-	258

Total	$11,486	$653	$-	$12,139

A summary of securities classified as held-to-maturity at June 30, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,427	$132	$-	$3,559
FNMA	21,378	894	(30)	22,242
FHLMC	7,890	599	-	8,489
	32,695	1,625	(30)	34,290

Collateralized Mortgage Obligations
FNMA	9,967	20	(14)	9,973
FHLMC	12,146	63	(3)	12,206
	22,113	83	(17)	22,179
Total	$54,808	$1,708	$(47)	$56,469

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,174	$158	$-	$4,332
FNMA	27,979	1,549	-	29,528
FHLMC	10,212	825	-	11,037
	42,365	2,532	-	44,897

Collateralized Mortgage Obligations
FNMA	11,648	116	-	11,764
FHLMC	13,441	213	-	13,654
	25,089	329	-	25,418
Total	$67,454	$2,861	$-	$70,315

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of June 30, 2013.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$6,058	$6,150	$119	$127
One to Five Years	370	391	2,175	2,317
Five to Ten Years	3,592	3,858	6,431	6,897
Over Ten Years	-	-	46,083	47,128

	$10,020	$10,399	$54,808	$56,469

Equity Securities	183	272	-	-

Total	$10,203	$10,671	$54,808	$56,469

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
June 30, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	30	2,998	-	-
FHLMC	-	-	-	-
	30	2,998	-	-

Collateralized Mortgage Obligations
FNMA	14	5,924
FHLMC	3	1,110
	17	7,034	-	-

Total	$47	$10,032	$-	$-

December 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-

Collateralized Mortgage Obligations
FNMA	-	-
FHLMC	-	-
	-	-	-	-

Total	$-	$-	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2013	December 31, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$122,730	$107,556
Home Equity Loans and Lines	28,631	26,305
Multi-family Residential	22,400	17,644
Commercial Real Estate	62,904	62,771
Land	201	206

Total Loans Secured by Real Estate	236,866	214,482

Consumer and Other Loans
Loans Secured by Deposits	462	458
Other	183	266

Total Consumer and Other Loans	645	724

Less:
Allowance for Loan Losses	(2,098)	(1,917)
Net Deferred Loan Origination Fees/Costs	36	(130)

Total Loans, Net	$235,449	$213,159

A summary of our current, past due and nonaccrual loans as of June 30, 2013 and December 31, 2012 follows:

June 30, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$47	$47	$122,683	$122,730
Home Equity Loans and Lines	76	-	-	76	28,555	28,631
Multi-family Residential	-	-	-	-	22,400	22,400
Commercial Real Estate	-	-	1,140	1,140	61,764	62,904
Land	-	-	-	-	201	201
Consumer and Other Loans	-	-	2	2	643	645

Total	$76	$-	$1,189	$1,265	$236,246	$237,511

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$122	$-	$50	$172	$107,384	$107,556
Home Equity Loans and
Lines	75	-	142	217	26,088	26,305
Multi-family Residential	-	-	13	13	17,631	17,644
Commercial Real Estate	-	-	1,247	1,247	61,524	62,771
Land	-	-	-	-	206	206
Consumer and Other Loans	4	-		4	720	724

Total	$201	$-	$1,452	$1,653	$213,553	$215,206

An analysis of the allowance for loan losses follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In Thousands)

Balance, Beginning of Period	$1,917	$1,805
Provision for Loan Losses	147	246
Loan Recoveries	54	74
Charge-Offs	(20)	(208)
Balance, End of Period	$2,098	$1,917

The following table details the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and June 30, 2012.

	Real Estate Secured Mortgage Loans
June 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for Loan Losses	113	21	36	9	-	(32)	147
Charge-Offs	-	(8)	-	-	-	(12)	(20)
Recoveries of prior charge-offs	5	5	-	-	-	44	54

Balance, End of Period	$974	$254	$196	$665	$2	$7	$2,098

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	974	254	196	574	2	7	2,007
	$974	$254	$196	$665	$2	$7	$2,098

Ending Loan Balance
Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$47	$-	$-	$1,140	$-	$2	$1,189
Loans collectively evaluated for impairment	122,683	28,631	22,400	61,764	201	643	236,322
	$122,730	$28,631	$22,400	$62,904	$201	$645	$237,511

	Real Estate Secured Mortgage Loans
June 30, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for Loan Losses	14	26	25	59	-	4	128
Loans Charged-Off	-	(48)	-	-	-	(75)	(123)
Recoveries of prior charge-offs	5	2	-	-	-	4	11

Balance, End of Period	$908	$187	$173	$544	$2	$7	$1,821

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	908	187	173	544	2	7	1,821
	$908	$187	$173	$544	$2	$7	$1,821

Ending Loan Balance
Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	114,661	21,219	19,782	60,327	210	787	216,986
	$114,661	$21,219	$19,782	$60,327	$210	$787	$216,986

A summary of the loans evaluated for possible impairment follows:

	June 30, 2013	December 31, 2012
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$1,142	$1,224
Impaired Loans not Requiring a Loss Allowance	47	228

Total Impaired Loans	$1,189	$1,452

Loss Allowance on Impaired Loans	$91	$91

At June 30, 2013 and December 31, 2012, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at June 30, 2013 and December 31, 2012, was approximately $76,000 and $59,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

As of June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$47	$47	$-	$48	$-
Home Equity Loans and Lines	-	-	-	68	-
Multi-family Residential	-	-	-	4	-
Commercial Real Estate	-	-	-	8	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$47	$47	$-	$128	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,140	1,140	91	1,196	-
Land	-	-	-	-	-
Consumer and Other Loans	2	2	-	1	-

Total	$1,142	$1,142	$91	$1,197	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$47	$47	$-	$48	$-
Home Equity Loans and Lines	-	-	-	68	-
Multi-family Residential	-	-	-	4	-
Commercial Real Estate	1,140	1,140	91	1,204	-
Land	-	-	-	-	-
Consumer and Other Loans	2	2	-	1	-

Total	$1,189	$1,189	$91	$1,325	$-

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$337	$1
Home Equity Loans and Lines	142	142	-	254	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	23	23	-	99	7
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	8	5

Total	$228	$228	$-	$717	$29

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$22	$-
Home Equity Loans and Lines	-	-	-	96	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,224	1,224	91	245	43
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	13	-

Total	$1,224	$1,224	$91	$376	$43

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$359	$1
Home Equity Loans and Lines	142	142	-	350	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	1,247	1,247	91	344	50
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	21	5

Total	$1,452	$1,452	$91	$1,093	$72

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of June 30, 2013 and December 31, 2012.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These balances are presented gross of any allowance for loan loss and net of deferred loan origination fees and costs.

	Real Estate Secured Mortgage Loans
June 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$122,341	$28,381	$22,400	$60,814	$201	$643	$234,780
Special Mention	342	250	-	950	-	-	1,542
Substandard	47	-	-	1,049	-	2	1,098
Loss	-	-	-	91	-	-	91
Total	$122,730	$28,631	$22,400	$62,904	$201	$645	$237,511

	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$107,506	$26,135	$16,874	$60,746	$206	$724	$212,191
Special Mention	-	99	757	779	-	-	1,635
Substandard	50	71	13	1,155	-	-	1,289
Loss	-	-	-	91	-	-	91
Total	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$994,000	$616,000	$1,494,000	$1,135,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(368,055)	(393,389)	(368,055)	(393,389)
Weighted Average Unearned RRP Shares	(32,798)	(77,596)	(43,241)	(88,039)
Weighted Average Treasury Shares	(3,466,359)	(3,181,276)	(3,459,723)	(3,139,144)

Weighted Average Shares Outstanding for Basic EPS	2,478,520	2,693,471	2,474,713	2,725,160

Earnings per Share, Basic	$0.40	$0.23	$0.60	$0.42

Weighted Average Shares Outstanding for Basic EPS	2,478,520	2,693,471	2,474,713	2,725,160
Effect of Dilutive Securities	128,444	137,231	135,344	136,825
Weighted Average Shares Outstanding for Diluted EPS	2,606,964	2,830,702	2,610,057	2,861,985

Earnings per Share, Diluted	$0.38	$0.22	$0.57	$0.40

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2013 and December 31, 2012, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2013
Core/Leverage Capital	$45,082	14.33%	$9,435	3.00%	$15,726	5.00%
Tier 1 Risk-Based Capital	45,082	24.74%	7,288	4.00%	10,932	6.00%
Total Risk-Based Capital	47,180	25.89%	14,576	8.00%	18,221	10.00%

December 31, 2012
Core/Leverage Capital	$43,570	14.03%	$9,313	3.00%	$15,522	5.00%
Tier 1 Risk-Based Capital	43,570	25.39%	6,865	4.00%	10,298	6.00%
Total Risk-Based Capital	45,487	26.50%	13,731	8.00%	17,164	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)

Capital Under GAAP	$45,308	$43,923
Unrealized Gains on Available-for-Sale Securities	(226)	(353)
Tier 1 Capital	45,082	43,570

Allowance for Loan Losses	2,098	1,917
Total Risk-Based Capital	$47,180	$45,487

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

•
Level 2 - Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar instrumentsin active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that areobservable in the market or can be corroborated by observable market data.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that marketparticipants would use in pricing the asset or liability.  The fair values are therefore determined using model-basedtechniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.  All of the mortgage-backed securities reported at fair value on June 30, 2013, and December 31, 2012, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$4,329	$-	$4,329
US Government and Agency Obligations	-	6,070	-	6,070
Equity Securities	272	-	-	272
Loans Held-for-Sale	-	2,509	-	2,509

Total	$272	$12,908	$-	$13,180

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$5,755	$-	$5,755
US Government and Agency Obligations		6,126	-	6,126
Equity Securities	258	-	-	258
Loans Held-for-Sale	-	1,837	-	1,837

Total	$258	$13,718	$-	$13,976

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2013 or December 31, 2012.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

	Fair Value Measurements
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$1,098	$1,098
Other Real Estate Owned	-	560	-	560

Total	$-	$560	$1,098	$1,658

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$1,361	$1,361
Other Real Estate Owned	-	632	-	632

Total	$-	$632	$1,361	$1,993

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2013 or December 31, 2012.

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

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$5,339	$5,339	$10,646	$10,646
Certificates of Deposit	481	484	481	485
Securities	65,479	67,140	79,593	82,454

Loans	237,547	242,290	215,076	223,521
Less Allowance for Loan Losses	(2,098)	(2,098)	(1,917)	(1,917)
Loans, Net of Allowance	235,449	240,192	213,159	221,604

Federal Home Loan Bank Stock	2,592	2,592	1,832	1,832

Financial Liabilities
Deposits	$198,277	$205,690	$196,206	$209,254
Borrowings	55,964	53,987	53,454	55,769

Unrecognized Financial Instruments
Commitments to Extend Credit	$30,150	$30,314	$31,768	$31,934

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets were $315.7 million at June 30, 2013, an increase of $3.8 million compared to December 31, 2012.  During the six months ended June 30, 2013, cash and cash equivalents decreased from $10.6 million to $5.3 million.  Total securities available-for-sale were $10.7 million at June 30, 2013, a decrease of $1.5 million compared to December 31, 2012.  Total securities held-to-maturity decreased by $12.6 million during the first six months of 2013, to $54.8 million, at June 30, 2013.  The decreases in securities available-for-sale and securities held-to-maturity were due to the contractual and early repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $235.4 million at June 30, 2013, an increase of $22.3 million, or 10.5%, compared to December 31, 2012.  During the first six months of 2013, our first mortgage loans secured by single family residential loans increased by $15.2 million, our funded home equity loans and lines increased by $2.3 million, our loans secured by multifamily residential collateral increased by $4.8 million, and our first mortgage loans secured by non-residential commercial real estate increased by $133,000.

Total impaired loans were $1.2 million at June 30, 2013, a decrease of $263,000 compared to December 31, 2012.  Our impaired loans were comprised of $47,000 in single-family residential mortgage loans, $1.1 million in commercial real estate loans and $2,000 in consumer loans.  Other real estate owned decreased by $72,000 to $560,000 during the first six months of 2013.  At June 30, 2013, our other real estate owned was comprised of a restaurant located in Baton Rouge, Louisiana with a fair value of $190,000, and the Bank’s participation interest in a $170 million construction loan secured by a multi-use development in Baton Rouge, Louisiana, which had a fair value of $370,000 at such date.

Total deposits were $198.3 million at June 30, 2013 compared to $196.2 million at December 31, 2012.  As of June 30, 2013, non-interest bearing deposits were $12.8 million and interest-bearing deposits were $185.5 million.  Total Federal Home Loan Bank advances and other borrowings were $56.0 million at June 30, 2013, an increase of $2.5 million from December 31, 2012.

Total shareholders’ equity was $56.3 million at June 30, 2013, a decrease of $414,000 from December 31, 2012.  During the six months ended June 30, 2013, the Company acquired 149,387 shares of its common stock at a total cost of $2.6 million pursuant to its stock repurchase plans.  Additionally, the Company reissued 19,035 shares of treasury stock upon the exercise of stock options by several directors.  These exercises resulted in an aggregate net increase of $219,000 to shareholders’ equity.  The increase in our treasury stock account was partially offset by net income of $1,494,000 and the release of 42,934 shares held by the Company’s Recognition and Retention Plan Trust which became vested and were released to plan participants during the first six months of 2013.  The release of these shares from the Recognition and Retention Plan Trust increased shareholders’ equity by $498,000.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.33%, 24.74%, and 25.89%, respectively, at June 30, 2013.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2013 and 2012

General.  Net income for the quarter ended June 30, 2013 was $994,000, an increase of $378,000 from the second quarter of 2012.  Diluted earnings per share were $0.38 and $0.22, respectively, for the quarters ended June 30, 2013 and 2012.  Net interest income was approximately $2.5 million for each of the quarterly periods ended June 30, 2013 and 2012.  Non-interest income was $980,000 during the second quarter of 2013, an increase of $436,000 compared to the second quarter of 2012.  This increase in non-interest income was due primarily to an increase in gains on the sale of residential mortgage loans and an increase in gains from other equity investments.  Non-interest expense was approximately $2.0 million for each of the respective quarters ended June 30, 2013, and 2012.

For the six month period ended June 30, 2013, net income was $1.5 million, or $0.57 per diluted share compared to net income of $1.1 million, or $0.40 per diluted share, during the six month period ended June 30, 2012.  Net interest income was $5.0 million during the first half of 2013, an increase of $45,000 compared to the first six months of 2012.  Total non-interest income was $1.5 million and $818,000, respectively, for the six months ended June 30, 2013 and 2012.  The increase in non-interest income during the first six months of 2013 compared to the first six months of 2012 again was due primarily to increases in our gains on the sale of mortgage loans and an increase in gains from other equity investments.  Total non-interest expense was $4.0 million during the first half of 2013, an increase of $145,000 compared to the first half of 2012.

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

	Three months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$230,714	$2,768	4.80%	$210,157	$2,796	5.32%
Mortgage-backed Securities	62,450	477	3.06%	91,912	761	3.31%
Investment Securities	6,355	37	2.33%	6,409	36	2.25%
Other Interest-Earning Assets	9,524	5	0.21%	4,879	4	0.33%
Total Interest-Earning Assets	309,043	3,287	4.25%	313,357	3,597	4.59%

Non-Interest Earning Assets	8,680			8,145

Total Assets	$317,723			$321,502

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$57,582	30	0.21%	$50,394	29	0.23%
Certificates of Deposit	126,683	392	1.24%	133,026	505	1.52%
Total Interest-Bearing Deposits	184,265	422	0.92%	183,420	534	1.16%

Borrowings	59,534	328	2.20%	65,792	565	3.44%
Total Interest-Bearing Liabilities	243,799	750	1.23%	249,212	1,099	1.76%

Non-Interest Bearing Liabilities	18,210			15,115

Total Liabilities	262,009			264,327

Stockholders' Equity	55,714			57,175

Total Liabilities and Stockholders' Equity	$317,723			$321,502

Net Interest-Earning Assets	$65,244			$64,145

Net Interest Income; Average Interest Rate Spread		$2,537	3.02%		$2,498	2.83%

Net Interest Margin (2)			3.28%			3.19%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			126.76%			125.74%
_____________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$223,724	$5,419	4.84%	$205,305	$5,519	5.38%
Mortgage-backed Securities	65,926	1,010	3.06%	88,510	1,541	3.48%
Investment Securities	6,366	75	2.36%	7,238	76	2.10%
Other Interest-Earning Assets	8,669	9	0.21%	9,007	13	0.29%
Total Interest-Earning Assets	304,685	6,513	4.28%	310,060	7,149	4.61%

Non-Interest Earning Assets	8,480			7,644

Total Assets	$313,165			$317,704

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$56,539	59	0.21%	$50,062	57	0.23%
Certificates of Deposit	126,931	795	1.25%	133,366	1,036	1.55%
Total Interest-Bearing Deposits	183,470	854	0.93%	183,428	1,093	1.19%

Borrowings	55,965	675	2.41%	62,395	1,117	3.58%
Total Interest-Bearing Liabilities	239,435	1,529	1.28%	245,823	2,210	1.80%

Non-Interest Bearing Liabilities	18,096			14,446

Total Liabilities	257,531			260,269

Stockholders' Equity	55,634			57,435

Total Liabilities and Stockholders' Equity	$313,165			$317,704

Net Interest-Earning Assets	$65,250			$64,237

Net Interest Income; Average Interest Rate Spread		$4,984	3.00%		$4,939	2.81%

Net Interest Margin (2)			3.27%			3.19%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			127.25%			126.13%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was approximately $2.5 million during each of the quarterly periods ended June 30, 2013 and 2012.  Interest income during the second quarter of 2013 was $3.3 million, a decrease of $310,000 compared to the second quarter of 2012.  This decrease in interest income between the respective quarterly periods was primarily due to a $4.3 million decrease in the average balance of interest-earning assets and a 34 basis point decrease in the average yield on our interest-earning assets.  The average yield on our interest-earning assets was 4.25% and 4.59%, respectively, for the quarterly periods ended June 30, 2013 and 2012.  Interest income on loans receivable was $2.8 million during both the second quarter of 2013 and the second quarter of 2012.  The average balance of our loans receivable increased by $20.6 million during the second quarter of 2013 compared to the second quarter of 2012; however, the average yield on loans receivable decreased by 52 basis points between the respective quarterly periods.  The average balance of our mortgage-backed securities and CMOs decreased by $29.5 million and the average yield on these securities decreased by 25 basis points during the second quarter of 2013 compared to the second quarter of 2012, resulting in a decrease of $284,000 in interest income earned on mortgage-backed securities and CMOs.  Interest income on investment securities during the second quarter of 2013 was $37,000, at an average yield of 2.33%, compared to $36,000, at an average yield of 2.25%, during the second quarter of 2012.  Interest income earned on other interest-earning assets was $5,000 and $4,000, respectively, for the three month periods ended June 30, 2013 and June 30, 2012.

During the six month period ended June 30, 2013, net interest income was $5.0 million, an increase of $45,000 compared to the six month period ended June 30, 2012.  Our net interest margin, which expresses net interest income as a percentage of average-interest earning assets, was 3.27% for the six months ended June 30, 2013, an increase of 8 basis points compared to the six month period ended June 30, 2012.  Interest income decreased by $636,000, to $6.5 million, during the first half of 2013 compared to the first half of 2012.  During this time, our average interest-earning assets decreased by $5.4 million and the average yield earned on our interest-earning assets decreased by 33 basis points.  Interest income on loans receivable was $5.4 million, with an average yield of 4.84%, for the six months ended June 30, 2013 compared to $5.5 million, with an average yield of 5.38%, for the six months ended June 30, 2012.  The average balance of our mortgage-backed securities and CMOs was $65.9 million during the first six months of 2013, resulting in interest income of $1.0 million, compared to an average balance of $88.5 million during the first six months of 2012, which generated interest income of $1.5 million.  The average yield on our mortgage-backed securities and CMOs was 3.06% and 3.48%, respectively, for the semi-annual periods ended June 30, 2013 and 2012.  Interest income on investment securities was $75,000 and interest income on other interest-earning assets was $9,000 during the first six months of 2013.

Interest Expense.  Total interest expense was $750,000, with our interest-bearing liabilities having an average cost of 1.23%, during the second quarter of 2013, compared to $1.1 million and an average cost of 1.76% for the second quarter of 2012.  The average rate paid on interest-bearing deposits was 0.92% during the quarter ended June 30, 2013, a decrease of 24 basis points from the quarter ended June 30, 2012.  Interest expense on borrowings was $328,000 at an average cost of 2.20% during the second quarter of 2013, and $565,000 at an average cost of 3.44% during the second quarter of 2012.  The decrease in our interest expense on borrowings was primarily due to the maturity of certain higher cost borrowings during the fourth quarter of 2012 and the first and second quarters of 2013, and their subsequent replacement with lower rate wholesale funding.  The average interest rate spread for the three months ended June 30, 2013 was 3.02% compared to 2.83% for the three months ended June 30, 2012.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.28% and 3.19%, respectively, for the three month periods ended June 30, 2013 and June 30, 2012.

For the six month period ended June 30, 2013, total interest expense was $1.5 million, a decrease of $681,000 compared to the six month period ended June 30, 2012.  Average interest bearing liabilities were $239.4 million for the June 30, 2013 semi-annual period with an average cost of 1.28% compared to average interest-bearing liabilities of $245.8 million with an average cost of 1.80% during the June 30, 2012 semi-annual period.

Provision for Loan Losses. The Company recorded a provision for loan losses of $6,000 during the second quarter of 2013 compared to $73,000 during the second quarter of 2012.  Our allowance for loan losses was $2.1 and $1.8 million, respectively, at June 30, 2013 and 2012, or 0.88% and 0.84% of total loans receivable as of those dates.

For the six months ended June 30, 2013, our provision for loan losses was $147,000 compared to $128,000 during the six months ended June 30, 2012.  At June 30, 2013, total non-performing loans were $1.2 million, or 0.50% of total loans, and total non-performing assets were $1.7 million, or 0.55% of total assets.  Stated as a percentage of non-performing loans, our allowance for loan losses at June 30, 2013 was 176.45%.

Non-interest Income.  Non-interest income for the second quarter of 2013 was $980,000, an increase of $436,000 from the second quarter of 2012.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $231,000 and $236,000, respectively, during the second quarter of 2013 and the second quarter of 2012.  Gains on the sale of mortgage loans were $483,000 during the second quarter of 2013 compared to $268,000 during the second quarter of 2012.  A gain of $234,000 was recognized on the Company’s equity investment in a small business investment company (“SBIC”) during the second quarter of 2013.  A gain of $18,000 was recognized during the second quarter of 2012 on this SBIC investment.

For the six month periods ended June 30, 2013 and 2012, total non-interest income was $1.5 million and $818,000, respectively.  During the 2013 period, the Company recorded a $93,000 increase in customer service fees, and a $287,000 increase in gains on the sale of loans over the 2012 period.  In addition, during the first six months of 2013, the Company recognized gains on its SBIC investment of $293,000, an increase of $275,000 compared to the first six months of 2012.

Non-interest Expense. Total non-interest expense was $2.0 million for each of the quarterly periods ended June 30, 2013 and 2012.  Salaries and employee benefits expense decreased by $130,000 during the second quarter of 2013 compared to the second quarter of 2012 due primarily to a reduction in the level of equity compensation associated with our stock option and recognition and retention plans.  During the first quarter of 2013, the majority of the awards associated with these plans became fully vested and expensed.  Occupancy expenses were $337,000, an increase of $25,000, during the second quarter of 2013 compared to the second quarter of 2012.  The net cost of our REO operations increased by $23,000, to $55,000, during the second quarter of 2013 compared to the second quarter of 2012 due primarily to additional write downs of $18,000 and a $4,000 increase in legal fees.  Advertising expense increased by $31,000 to $99,000 during the second quarter of 2013 compared to the second quarter of 2012, due to promotional efforts related to a checking account campaign launched in the first quarter of 2013.  Other non-interest expenses were $291,000 for the second quarter of 2013, and $269,000 for the second quarter of 2012.

Non-interest expense for the first half of 2013 was $4.0 million, an increase of $145,000 compared to the first half of 2012.  Salaries and employee benefits expense was $2.4 million during the six months ended June 30, 2013, a decrease of $80,000 compared to the six months ended June 30, 2012.  A decrease of $233,000 in our equity compensation plan expenses was partially offset by an $110,000 increase in salary expense associated with staffing our new branch which opened in the second quarter of 2012.  Occupancy expense was $668,000 and $603,000, respectively, for the semi-annual periods ended June 30, 2013 and 2012.  This increase was primarily due to the opening of the new branch office in the second quarter of 2012 and increased data processing costs.  Our Louisiana bank share tax was $115,000 and our FDIC insurance premium was $76,000 for the six month period ended June 30, 2013.  The net cost of REO operations during the first half of 2013 was $73,000, an increase of $3,000 compared to the first half of 2012.  Advertising expenses increased by $80,000, to $197,000, during the 2013 semi-annual period compared to the 2012 semi-annual period due primarily to our new checking account campaigns.  Other non-interest expenses were $544,000 during the six months ended June 30, 2013 compared to $468,000 during the six months ended June 30, 2012.

Income Tax Expense. For the three month period ended June 30, 2013, the Company recorded income tax expense of $519,000, an increase of $192,000 from the three month period ended June 30, 2012.  This increase in income tax expense was primarily due to an increase in pre-tax income of $570,000 between the respective quarterly periods.

Income tax expense was $785,000 based on pre-tax income of $2.3 million during the first half of 2013 compared to income tax expense of $604,000 on pre-tax income of $1.7 million during the first half of 2012.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2013, our cash and cash equivalents amounted to $5.3 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $10.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2013, we had certificates of deposit maturing within the next 12 months amounting to $77.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At June 30, 2013, we had $56.0 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At June 30, 2013, the Company had $110.1 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2013.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$125,895	$77,691	$33,675	$14,529	$-
FHLB Advances and Other Borrowings	55,964	4,736	10,962	13,608	26,658
Total Long-Term Debt	181,859	82,427	44,637	28,137	26,658

Operating Lease Obligations	102	37	65	-	-

Total Contractual Obligations	$181,961	$82,464	$44,702	$28,137	$26,658

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

April 1 - April 30, 2013	178	$16.65	178	149,426
May 1 - May 31, 2013	-	-	-	149,426
June 1 - June 30, 2013	-	-	-	149,426
Total	178	$16.65	178
_______________
(1)	On February 27, 2013, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.

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

LOUISIANA BANCORP, INC.
Date: August 12, 2013	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 12, 2013	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer