Form 10-Q
period 2013-09-30
LOUISIANA BANCORP INC
filed 2013-11-12
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-Q
_______________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573
_______________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)

_______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2013, there were 2,887,059 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets

	(unaudited)
	September 30, 2013	December 31, 2012
	(In Thousands)
Assets
Cash and Due from Banks	$4,050	$2,123
Short-Term Interest-Bearing Deposits	2,845	8,523
Total Cash and Cash Equivalents	6,895	10,646

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $5,804 and $11,486, respectively)	6,229	12,139
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $51,861 and $70,315, respectively)	50,513	67,454

Loans Held for Sale	411	1,837
Loans Held for Investment	247,075	213,239
Allowance for Loan Loss	(2,203)	(1,917)
Total Loans Receivable	245,283	213,159

Accrued Interest Receivable	920	970
Other Real Estate Owned	583	632
Stock in Federal Home Loan Bank	2,646	1,832
Premises and Equipment, Net	2,175	2,252
Other Assets	2,745	2,297
Total Assets	$318,470	$311,862

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$13,348	$14,322
Interest-Bearing	183,788	181,884
Total Deposits	197,136	196,206

Borrowings	57,591	53,454
Advance Payments by Borrowers for Taxes and Insurance	4,685	3,055
Accrued Interest Payable	135	181
Other Liabilities	2,071	2,260
Total Liabilities	261,618	255,156

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,887,059 and 3,017,411 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,328	63,363
Unearned ESOP Shares	(3,681)	(3,681)
Unearned Recognition and Retention Plan Shares	(408)	(949)
Treasury Stock, at Cost (3,458,673 shares and 3,328,321 shares, respectively)	(49,643)	(47,364)
Retained Earnings	46,912	44,842
Accumulated Other Comprehensive Income	281	432
Total Shareholders' Equity	56,852	56,706

Total Liabilities and Shareholders' Equity	$318,470	$311,862

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,735	$2,902	$8,154	$8,421
Mortgage Backed Securities	440	680	1,450	2,221
Investment Securities	36	37	111	113
Other Interest-Bearing Deposits	5	3	14	16
Total Interest and Dividend Income	3,216	3,622	9,729	10,771

Interest Expense
Deposits	407	512	1,261	1,605
Borrowings	289	552	964	1,669
Total Interest Expense	696	1,064	2,225	3,274

Net Interest Income	2,520	2,558	7,504	7,497

Provision for Loan Losses	96	98	243	226

Net Interest Income after Provision for Loan Losses	2,424	2,460	7,261	7,271

Non-Interest Income
Customer Service Fees	161	160	630	536
Gain on Sale of Loans	163	359	827	736
Gain on Small Business Investment Company	-	9	293	27
Other Income	26	20	77	68
Total Non-Interest Income	350	548	1,827	1,367

Non-Interest Expense
Salaries and Employee Benefits	1,115	1,292	3,477	3,734
Occupancy Expense	348	319	1,016	923
Louisiana Bank Shares Tax	38	59	153	174
FDIC Insurance Premium	39	39	115	114
Net Cost of OREO Operations	4	29	77	99
Advertising Expense	81	60	278	177
Legal Expense	60	17	187	96
Other Expenses	199	202	616	591
Total Non-Interest Expense	1,884	2,017	5,919	5,908

Income Before Income Tax Expense	890	991	3,169	2,730

Income Tax Expense	314	344	1,099	948

Net Income	$576	$647	$2,070	$1,782

Earnings Per Share
Basic	$0.23	$0.25	$0.83	$0.67
Diluted	$0.22	$0.24	$0.79	$0.64

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In Thousands)

Net Income	$2,070	$1,782

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(151)	(141)

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive Loss	(151)	(141)

Comprehensive Income	$1,919	$1,641

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2011	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Nine Months Ended September 30, 2012	-	-	-	-	-	1,782	-	1,782
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(141)	(141)
Stock Purchased for Treasury	-	-	-	-	(4,297)	-	-	(4,297)
RRP Shares Earned	-	(44)	-	543	-	-	-	499
Stock Options Exercised	-	(2)	-	-	56	-	-	54
Stock Option Expense	-	177	-	-	-	-	-	177

Balances at September 30, 2012	$63	$63,349	$(3,934)	$(973)	$(47,527)	$44,117	$499	$55,594

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Nine Months Ended September 30, 2013	-	-	-	-	-	2,070	-	2,070
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(151)	(151)
Stock Purchased for Treasury	-	-	-	-	(2,552)	-	-	(2,552)
RRP Shares Earned	-	(43)	-	541	-	-	-	498
Stock Options Exercised	-	(54)	-	-	273	-	-	219
Stock Option Expense	-	62	-	-	-	-	-	62

Balances at September 30, 2013	$63	$63,328	$(3,681)	$(408)	$(49,643)	$46,912	$281	$56,852

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,070	$1,782
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operating Activities:
Depreciation	194	166
Provision for Loan Losses	243	226
Net Increase in RRP Shares Earned	498	499
Stock Option Plan Expense	62	177
Discount Accretion Net of Premium Amortization	112	131
Deferred Income Tax Expense (Benefit)	5	(40)
Gain on Sale of Loans	(827)	(736)
Gain on the Sale of Property and Equipment	(6)	(5)
Gain on Other Real Estate Owned	-	(3)
Originations of Loans Held-for-Sale	(33,680)	(35,974)
Proceeds from Sales of Loans Held-for-Sale	35,913	33,840
Net Decrease (Increase) in Loans Held-for-Sale	1,426	(2,466)
Decrease (Increase) in Accrued Interest Receivable	50	(2)
Impairment of Other Real Estate Owned	60	80
Recovery of Other Real Estate Owned Principal	11	-
(Increase) Decrease in Other Assets	(376)	51
Decrease in Accrued Interest Payable	(46)	(45)
(Decrease) Increase in Other Liabilities	(190)	873
Net Cash Provided by (Used in) Operating Activities	5,519	(1,446)

Cash Flows from Investing Activities
Purchase of Securities Held-to-Maturity	-	(31,353)
Proceeds from Maturities of Certificates of Deposit	-	261
Proceeds from Maturities of Securities Available-for-Sale	5,700	9,444
Proceeds from Maturities of Securities Held-to-Maturity	16,812	16,108
Net Increase in Loans Receivable	(35,221)	(15,486)
Purchase of Property and Equipment	(210)	(838)
Proceeds from Sale of Property and Equipment	99	22
Proceeds from Sale of Other Real Estate Owned	-	153
Net Increase in Investment in Federal Home Loan Bank Stock	(814)	(326)
Net Cash Used in Investing Activities	(13,634)	(22,015)

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	930	1,587
Increase in Advances by Borrowers for Taxes and Insurance	1,630	1,424
Increase in Borrowings	4,137	4,313
Purchase of Treasury stock	(2,552)	(4,297)
Proceeds from Exercise of Stock Options	219	54

Net Cash Provided by Financing Activities	4,364	3,081

Net Decrease in Cash and Cash Equivalents	(3,751)	(20,380)

Cash and Cash Equivalents, Beginning of Year	10,646	27,589

Cash and Cash Equivalents, End of Period	$6,895	$7,209

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$2,271	$3,320

Income Taxes	$1,925	$526

Loans Transferred to Other Real Estate Owned During the Period	$22	$330

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of September 30, 2013 or December 31, 2012.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$23	$-	$-	$23
FNMA	2,288	162	-	2,450
FHLMC	1,323	89	-	1,412
	3,634	251	-	3,885

U.S. Government and Agency Obligations	1,987	56	-	2,043
Equity Securities	183	118	-	301

Total	$5,804	$425	$-	$6,229

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$65	$3	$-	$68
FNMA	3,379	276	-	3,655
FHLMC	1,889	143	-	2,032
	5,333	422	-	5,755

U.S. Government and Agency Obligations	5,970	156	-	6,126
Equity Securities	183	75	-	258

Total	$11,486	$653	$-	$12,139

A summary of securities classified as held-to-maturity at September 30, 2013 and December 31, 2012, with gross unrealized gains and losses, follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,190	$107	$-	$3,297
FNMA	19,376	872	(28)	20,220
FHLMC	7,172	558	-	7,730
	29,738	1,537	(28)	31,247

Collateralized Mortgage Obligations
FNMA	9,295	5	(127)	9,173
FHLMC	11,480	32	(71)	11,441
	20,775	37	(198)	20,614
Total	$50,513	$1,574	$(226)	$51,861

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,174	$158	$-	$4,332
FNMA	27,979	1,549	-	29,528
FHLMC	10,212	825	-	11,037
	42,365	2,532	-	44,897

Collateralized Mortgage Obligations
FNMA	11,648	116	-	11,764
FHLMC	13,441	213	-	13,654
	25,089	329	-	25,418
Total	$67,454	$2,861	$-	$70,315

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of September 30, 2013.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$2,023	$2,080	$76	$81
One to Five Years	483	513	2,065	2,193
Five to Ten Years	3,115	3,335	5,793	6,207
Over Ten Years	-	-	42,579	43,380

	$5,621	$5,928	$50,513	$51,861

Equity Securities	183	301	-	-

Total	$5,804	$6,229	$50,513	$51,861

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Available-for-Sale
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)
September 30, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

December 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-

U.S. Government and Agency Obligations	-	-	-	-

Total	$-	$-	$-	$-

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	28	2,877	-	-
FHLMC	-	-	-	-
	28	2,877	-	-

Collateralized Mortgage Obligations
FNMA	127	8,544
FHLMC	71	4,903
	198	13,447	-	-

Total	$226	$16,324	$-	$-

December 31, 2012
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-

Collateralized Mortgage Obligations
FNMA	-	-
FHLMC	-	-
	-	-	-	-

Total	$-	$-	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	September 30, 2013	December 31, 2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$137,085	$107,556
Home Equity Loans and Lines	28,190	26,305
Multi-family Residential	21,423	17,644
Commercial Real Estate	59,813	62,771
Land	199	206

Total Loans Secured by Real Estate	246,710	214,482

Consumer and Other Loans
Loans Secured by Deposits	444	458
Other	205	266

Total Consumer and Other Loans	649	724

Less:
Allowance for Loan Losses	(2,203)	(1,917)
Net Deferred Loan Origination Fees/Costs	127	(130)

Total Loans, Net	$245,283	$213,159

A summary of our current, past due and nonaccrual loans as of September 30, 2013 and December 31, 2012 follows:

September 30, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$244	$-	$22	$266	$136,819	$137,085
Home Equity Loans and Lines	64	-	19	83	28,107	28,190
Multi-family Residential	-	-	-	-	21,423	21,423
Commercial Real Estate	315	-	2,411	2,726	57,087	59,813
Land	-	-	-	-	199	199
Consumer and Other Loans	7	-	-	7	642	649

Total	$630	$-	$2,452	$3,082	$244,277	$247,359

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$122	$-	$50	$172	$107,384	$107,556
Home Equity Loans and Lines	75	-	142	217	26,088	26,305
Multi-family Residential	-	-	13	13	17,631	17,644
Commercial Real Estate	-	-	1,247	1,247	61,524	62,771
Land	-	-	-	-	206	206
Consumer and Other Loans	4	-		4	720	724

Total	$201	$-	$1,452	$1,653	$213,553	$215,206

An analysis of the allowance for loan losses follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In Thousands)

Balance, Beginning of Period	$1,917	$1,805
Provision for Loan Losses	243	246
Loan Recoveries	64	74
Charge-Offs	(21)	(208)
Balance, End of Period	$2,203	$1,917

The following table details the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and September 30, 2012.

	Real Estate Secured Mortgage Loans
September 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for (Recovery of) Loan Losses	247	12	28	(10)	-	(34)	243
Charge-Offs	-	(8)	-	-	-	(13)	(21)
Recoveries of prior charge-offs	8	9	-	-	-	47	64

Balance, End of Period	$1,111	$249	$188	$646	$2	$7	$2,203

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	1,111	249	188	555	2	7	2,112
	$1,111	$249	$188	$646	$2	$7	$2,203

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$22	$19	$-	$2,411	$-	$-	$2,452
Loans collectively evaluated for impairment	137,063	28,171	21,423	57,402	199	649	244,907
	$137,085	$28,190	$21,423	$59,813	$199	$649	$247,359

	Real Estate Secured Mortgage Loans
September 30, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for Loan Losses	63	42	18	91	-	12	226
Loans Charged-Off	-	(48)	-	-	-	(124)	(172)
Recoveries of prior charge-offs	9	2	-	-	-	45	56

Balance, End of Period	$961	$203	$166	$576	$2	$7	$1,915

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$2	$-	$-	$-	$-	$2
Loans collectively evaluated for impairment	961	201	166	576	2	7	1,913
	$961	$203	$166	$576	$2	$7	$1,915

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$21	$-	$-	$-	$-	$21
Loans collectively evaluated for impairment	115,977	21,736	17,715	61,573	208	697	217,906
	$115,977	$21,757	$17,715	$61,573	$208	$697	$217,927

A summary of the loans evaluated for possible impairment follows:

	September 30, 2013	December 31, 2012
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$1,113	$1,224
Impaired Loans not Requiring a Loss Allowance	1,339	228

Total Impaired Loans	$2,452	$1,452

Loss Allowance on Impaired Loans	$91	$91

At September 30, 2013 and December 31, 2012, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at September 30, 2013 and December 31, 2012, was approximately $82,000 and $59,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

As of September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$22	$22	$-	$42	$-
Home Equity Loans and Lines	19	19	-	55	1
Multi-family Residential	-	-	-	3	-
Commercial Real Estate	1,298	1,298	-	331	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,339	$1,339	$-	$431	$52

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,113	1,113	91	1,175	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$1,113	$1,113	$91	$1,176	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$22	$22	$-	$42	$-
Home Equity Loans and Lines	19	19	-	55	1
Multi-family Residential	-	-	-	3	-
Commercial Real Estate	2,411	2,411	91	1,506	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$2,452	$2,452	$91	$1,607	$52

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$337	$1
Home Equity Loans and Lines	142	142	-	254	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	23	23	-	99	7
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	8	5

Total	$228	$228	$-	$717	$29

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$22	$-
Home Equity Loans and Lines	-	-	-	96	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,224	1,224	91	245	43
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	13	-

Total	$1,224	$1,224	$91	$376	$43

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$359	$1
Home Equity Loans and Lines	142	142	-	350	12
Multi-family Residential	13	13	-	19	4
Commercial Real Estate	1,247	1,247	91	344	50
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	21	5

Total	$1,452	$1,452	$91	$1,093	$72

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of September 30, 2013 and December 31, 2012.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These balances are presented gross of any allowance for loan loss and net of deferred loan origination fees and costs.

	Real Estate Secured Mortgage Loans
September 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$136,727	$27,921	$21,423	$57,402	$199	$641	$244,313
Special Mention	336	250	-	-	-	8	594
Substandard	22	19	-	2,320	-	-	2,361
Loss	-	-	-	91	-	-	91
Total	$137,085	$28,190	$21,423	$59,813	$199	$649	$247,359

	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$107,506	$26,135	$16,874	$60,746	$206	$724	$212,191
Special Mention	-	99	757	779	-	-	1,635
Substandard	50	71	13	1,155	-	-	1,289
Loss	-	-	-	91	-	-	91
Total	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$576,000	$647,000	$2,070,000	$1,782,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(368,055)	(393,138)	(368,055)	(393,268)
Weighted Average Unearned RRP Shares	(32,402)	(77,236)	(39,588)	(84,412)
Weighted Average Treasury Shares	(3,458,673)	(3,320,706)	(3,459,369)	(3,200,107)
Weighted Average Shares Outstanding for Basic EPS	2,486,602	2,554,652	2,478,720	2,667,945

Earnings per Share, Basic	$0.23	$0.25	$0.83	$0.67

Weighted Average Shares Outstanding for Basic EPS	2,486,602	2,554,652	2,478,720	2,667,945
Effect of Dilutive Securities	142,788	146,420	137,825	140,023
Weighted Average Shares Outstanding for Diluted EPS	2,629,390	2,701,072	2,616,545	2,807,968

Earnings per Share, Diluted	$0.22	$0.24	$0.79	$0.64

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2013 and December 31, 2012, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
September 30, 2013
Core/Leverage Capital	$45,657	14.39%	$9,520	3.00%	$15,867	5.00%
Tier 1 Risk-Based Capital	45,657	24.82%	7,357	4.00%	11,035	6.00%
Total Risk-Based Capital	47,860	26.02%	14,714	8.00%	18,392	10.00%

December 31, 2012
Core/Leverage Capital	$43,570	14.03%	$9,313	3.00%	$15,522	5.00%
Tier 1 Risk-Based Capital	43,570	25.39%	6,865	4.00%	10,298	6.00%
Total Risk-Based Capital	45,487	26.50%	13,731	8.00%	17,164	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)

Capital Under GAAP	$45,840	$43,923
Unrealized Gains on Available-for-Sale Securities	(183)	(353)
Tier 1 Capital	45,657	43,570

Allowance for Loan Losses	2,203	1,917
Total Risk-Based Capital	$47,860	$45,487

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

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.  All of the mortgage-backed securities reported at fair value on September 30, 2013, and December 31, 2012, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$3,885	$-	$3,885
US Government and Agency Obligations	-	2,043	-	2,043
Equity Securities	301	-	-	301
Loans Held-for-Sale	-	411	-	411
Total	$301	$6,339	$-	$6,640

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$-	$5,755	$-	$5,755
US Government and Agency Obligations		6,126	-	6,126
Equity Securities	258	-	-	258
Loans Held-for-Sale	-	1,837	-	1,837
Total	$258	$13,718	$-	$13,976

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2013 or December 31, 2012.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

	Fair Value Measurements
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$2,361	$2,361
Other Real Estate Owned	-	583	-	583
Total	$-	$583	$2,361	$2,944

	Fair Value Measurements
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$-	$-	$1,361	$1,361
Other Real Estate Owned	-	632	-	632
Total	$-	$632	$1,361	$1,993

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2013 or December 31, 2012.

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

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,895	$6,895	$10,646	$10,646
Certificates of Deposit	481	484	481	485
Securities	56,742	58,090	79,593	82,454

Loans	247,486	253,504	215,076	223,521
Less Allowance for Loan Losses	(2,203)	(2,203)	(1,917)	(1,917)
Loans, Net of Allowance	245,283	251,301	213,159	221,604

Federal Home Loan Bank Stock	2,646	2,646	1,832	1,832

Financial Liabilities
Deposits	$197,136	$205,956	$196,206	$209,254
Borrowings	57,591	55,357	53,454	55,769

Unrecognized Financial Instruments
Commitments to Extend Credit	$28,948	$29,109	$31,768	$31,934

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets were $318.5 million at September 30, 2013, an increase of $6.6 million compared to December 31, 2012.  During the nine months ended September 30, 2013, cash and cash equivalents decreased $3.7 million from $10.6 million to $6.9 million.  Total securities available-for-sale were $6.2 million at September 30, 2013, a decrease of $5.9 million compared to December 31, 2012.  Total securities held-to-maturity decreased by $16.9 million during the first nine months of 2013, to $50.5 million, at September 30, 2013.  The decreases in securities available-for-sale and securities held-to-maturity were due to the contractual and early repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $245.3 million at September 30, 2013, an increase of $32.1 million, or 15.1%, compared to December 31, 2012.  During the first nine months of 2013, our first mortgage loans secured by single family residential loans increased by $29.5 million, our funded home equity loans and lines increased by $1.9 million, and our loans secured by multifamily residential collateral increased by $3.8 million.  Our first mortgage loans secured by non-residential commercial real estate decreased by $3.0 million, to $59.8 million, during the nine months ended September 30, 2013.

Total non-performing loans were $2.5 million at September 30, 2013, an increase of $1.0 million compared to December 31, 2012.  Our non-performing loans were comprised of $22,000 in single-family residential mortgage loans, $19,000 in home equity loans and lines of credit, and $2.4 million in commercial real estate loans.  In October 2013, the Bank sold, at a foreclosure auction, a parcel of commercial real estate that collateralized a non-performing commercial real estate loan with a carrying value of $1.1 million at September 30, 2013 at no additional loss.  Other real estate owned was $583,000 at September 30, 2013, a decrease of $49,000 compared to December 31, 2012.  Total non-performing assets were $3.0 million at September 30, 2013, or 0.95% of total assets.

Total deposits were $197.1 million at September 30, 2013 compared to $196.2 million at December 31, 2012.  As of September 30, 2013, non-interest bearing deposits were $13.3 million, and interest-bearing deposits were $183.8 million.  Total Federal Home Loan Bank advances and other borrowings were $57.6 million at September 30, 2013, an increase of $4.1 million from December 31, 2012.

Total shareholders’ equity was $56.9 million at September 30, 2013, an increase of $146,000 from December 31, 2012.  Net income for the nine weeks ended September 30, 2013 was $2.1 million.  During the nine months ended September 30, 2013, the Company acquired 149,387 shares of its common stock at a total cost of $2.6 million pursuant to its repurchase plan.  Additionally, the Company reissued 19,035 shares of treasury stock upon the exercise of stock options by several directors, which exercises resulted in an aggregate net increase of $219,000 to shareholders’ equity.  The increase in our treasury stock account was partially offset by the release of 42,934 shares held by the Company’s Recognition and Retention Plan Trust which became vested and were released to plan participants during the first nine months of 2013.  The release of these shares from the Recognition and Retention Plan Trust increased shareholders’ equity by $498,000.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 14.39%, 24.82%, and 26.02%, respectively, at September 30, 2013.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2013 and 2012

General.  Net income for the quarter ended September 30, 2013 was $576,000, a decrease of $71,000 from the third quarter of 2012.  Diluted earnings per share were $0.22 and $0.24, respectively, for the quarters ended September 30, 2013 and 2012.  Net interest income was $2.5 million and $2.6 million for the quarterly periods ended September 30, 2013 and 2012.  Non-interest income was $350,000 during the third quarter of 2013, a decrease of $198,000 compared to the third quarter of 2012.  This decrease in non-interest income was due primarily to a decrease in gains on the sale of residential mortgage loans.  Non-interest expense was approximately $1.9 million and $2.0 million for the respective quarters ended September 30, 2013, and 2012.

For the nine month period ended September 30, 2013, net income was $2.1 million, or $0.79 per diluted share compared to net income of $1.8 million, or $0.64 per diluted share, during the nine month period ended September 30, 2012.  Net interest income was approximately $7.5 million during each of the respective nine month periods ended September 30, 2013 and 2012.  During the first nine months of 2013, total non-interest income was $1.8 million, an increase of $460,000 compared to the first nine months of 2012.  This increase was due primarily to a $91,000 increase in our gains on the sale of mortgage loans and a $266,000 increase in gains from other equity investments.  Total non-interest expense was approximately $5.9 million during each of the respective nine month periods ended September 30, 2013 and 2012.

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

	Three months Ended Sept 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$241,133	$2,735	4.54%	$216,763	$2,902	5.36%
Mortgage-backed Securities	56,691	440	3.10%	85,082	680	3.20%
Investment Securities	5,333	36	2.70%	6,398	37	2.31%
Other Interest-Earning Assets	6,225	5	0.32%	5,915	3	0.20%
Total Interest-Earning Assets	309,382	3,216	4.16%	314,158	3,622	4.61%

Non-Interest Earning Assets	8,928			8,268

Total Assets	$318,310			$322,426

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$59,143	32	0.22%	$50,929	30	0.24%
Certificates of Deposit	124,487	375	1.20%	132,146	482	1.46%
Total Interest-Bearing Deposits	183,630	407	0.89%	183,075	512	1.12%

Borrowings	58,940	289	1.96%	65,796	552	3.36%
Total Interest-Bearing Liabilities	242,570	696	1.15%	248,871	1,064	1.71%

Non-Interest Bearing Liabilities	19,173			17,897

Total Liabilities	261,743			266,768

Stockholders' Equity	56,567			55,658

Total Liabilities and Stockholders' Equity	$318,310			$322,426

Net Interest-Earning Assets	$66,812			$65,287

Net Interest Income; Average Interest Rate Spread		$2,520	3.01%		$2,558	2.90%

Net Interest Margin (2)			3.26%			3.26%

Average Interest-Earning Assets
to Average Interest-Bearing Liabilities			127.54%			126.23%
____________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$229,523	$8,154	4.74%	$208,919	$8,421	5.37%
Mortgage-backed Securities	62,911	1,450	3.07%	87,124	2,221	3.40%
Investment Securities	5,955	111	2.49%	6,984	113	2.16%
Other Interest-Earning Assets	7,987	14	0.23%	8,295	16	0.26%
Total Interest-Earning Assets	306,376	9,729	4.23%	311,322	10,771	4.61%

Non-Interest Earning Assets	8,598			7,790

Total Assets	$314,974			$319,112

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$57,281	91	0.21%	$50,436	87	0.23%
Certificates of Deposit	126,057	1,170	1.24%	132,909	1,518	1.52%
Total Interest-Bearing Deposits	183,338	1,261	0.92%	183,345	1,605	1.17%

Borrowings	57,155	964	2.25%	63,278	1,669	3.52%
Total Interest-Bearing Liabilities	240,493	2,225	1.23%	246,623	3,274	1.77%

Non-Interest Bearing Liabilities	18,540			15,575

Total Liabilities	259,033			262,198

Stockholders' Equity	55,941			56,914

Total Liabilities and Stockholders' Equity	$314,974			$319,112

Net Interest-Earning Assets	$65,883			$64,699

Net Interest Income; Average Interest Rate Spread		$7,504	3.00%		$7,497	2.84%

Net Interest Margin (2)			3.27%			3.21%

Average Interest-Earning Assets
to Average Interest-Bearing Liabilities			127.39%			126.23%
____________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  During the quarter ended September 30, 2013, net interest income was $2.5 million, a decrease of $38,000 compared to the quarter ended September 30, 2012.  Interest income decreased by $406,000 to $3.2 million during the third quarter of 2013 compared to the third quarter of 2012.  This decrease in interest income between the respective quarterly periods was primarily due to a $4.8 million decrease in the average balance of interest-earning assets and a 45 basis point decrease in the average yield on our interest-earning assets.  The average yield on our interest-earning assets was 4.16% and 4.61%, respectively, for the quarterly periods ended September 30, 2013 and 2012.  Interest income on loans receivable was $2.7 million during the third quarter of 2013 and $2.9 million during the third quarter of 2012.  The average balance of our loans receivable increased by $24.4 million during the third quarter of 2013 compared to the third quarter of 2012; however, the average yield on loans receivable decreased by 82 basis points between the respective quarterly periods.  The average balance of our mortgage-backed securities and CMOs decreased by $28.4 million and the average yield on these securities decreased by 10 basis points during the third quarter of 2013 compared to the third quarter of 2012, resulting in a decrease of $240,000 in interest income earned on mortgage-backed securities and CMOs.  Interest income on investment securities was $36,000 and $37,000, respectively, and interest income on other interest-earning assets was $5,000 and $3,000, respectively, during the three month periods ended September 30, 2013 and 2012.

During each of the nine month periods ended September 30, 2013 and September 30, 2012, net interest income was approximately $7.5 million.  Interest income decreased by $1.0 million, to $9.7 million, during the first nine months of 2013 compared to the first nine months of 2012.  During this time, our average interest-earning assets decreased by $4.9 million and the average yield earned on our interest-earning assets decreased by 38 basis points.  Interest income on loans receivable was $8.2 million, with an average yield of 4.74%, for the nine months ended September 30, 2013 compared to $8.4 million, with an average yield of 5.37%, for the nine months ended September 30, 2012.  The average balance of our mortgage-backed securities and CMOs was $62.9 million during the first nine months of 2013, resulting in interest income of $1.5 million compared to an average balance of $87.1 million during the first nine months of 2012, which generated interest income of $2.2 million.  The average yield on our mortgage-backed securities and CMOs was 3.07% and 3.40%, respectively, for the nine month periods ended September 30, 2013 and 2012.  Interest income on investment securities was $111,000 and interest income on other interest-earning assets was $14,000 during the first nine months of 2013.

Interest Expense.  Total interest expense was $696,000, with our interest-bearing liabilities having an average cost of 1.15%, during the third quarter of 2013, compared to $1.1 million and an average cost of 1.71% for the third quarter of 2012.  The average rate paid on interest-bearing deposits was 0.89% during the quarter ended September 30, 2013, a decrease of 23 basis points from the quarter ended September 30, 2012.  Interest expense on borrowings was $289,000 at an average cost of 1.96% during the third quarter of 2013, and $552,000 at an average cost of 3.36% during the third quarter of 2012.  The decrease in our interest expense on borrowings was primarily due to the maturity of certain higher cost borrowings during the fourth quarter of 2012 and the first and second quarters of 2013, and their subsequent replacement with lower rate wholesale funding.  The average interest rate spread for the quarter ended September 30, 2013 was 3.01% compared to 2.90% for the quarter ended September 30, 2012.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.26% for each of the quarterly periods ended September 30, 2013 and 2012.

For the nine month period ended September 30, 2013, total interest expense was $2.2 million, a decrease of $1.0 million compared to the nine month period ended September 30, 2012.  The decrease in total interest expense was primarily related to a decline in the average rate paid on interest-bearing liabilities.  Average interest bearing liabilities were $240.5 million for the nine months ended September 30, 2013 period with an average cost of 1.23% compared to average interest-bearing liabilities of $246.6 million with an average cost of 1.77% during the nine months ended September 30, 2012.

Provision for Loan Losses. The Company recorded a provision for loan losses of $96,000 during the third quarter of 2013 compared to $98,000 during the third quarter of 2012.  Our allowance for loan losses was $2.2 and $1.9 million, respectively, at September 30, 2013 and December 31, 2012, or 0.89% of total loans receivable as of each of those dates.

For the nine months ended September 30, 2013, our provision for loan losses was $243,000 compared to $226,000 during the nine months ended September 30, 2012.  At September 30, 2013, total non-performing loans were $2.5 million, or 0.99% of total loans, and total non-performing assets were $3.0 million, or 0.95% of total assets.  Stated as a percentage of non-performing loans, our allowance for loan losses at September 30, 2013 was 89.85% compared to 132.02% at December 31, 2012.

Non-interest Income.  Non-interest income for the third quarter of 2013 was $350,000, a decrease of $198,000 from the third quarter of 2012.  Gains on the sale of mortgage loans were $163,000 during the third quarter of 2013 compared to $359,000 during the third quarter of 2012.  The decrease in gains on the sale of loans between the respective quarterly periods was primarily due to an increase in mortgage loan rates which led to a decrease in refinancing activity.  There were no gains recognized on our equity investment in a small business investment company (“SBIC”) during the third quarter of 2013 compared to a $9,000 gain that was recognized during the third quarter of 2012.

For the nine month periods ended September 30, 2013 and 2012, total non-interest income was $1.8 million and $1.4 million, respectively.  During the 2013 period, the Company recorded a $94,000 increase in customer service fees, and a $91,000 increase in gains on the sale of loans.  In addition, during the first nine months of 2013, the Company recognized gains on its SBIC investment of $293,000, an increase of $266,000 compared to the first nine months of 2012.

Non-interest Expense. Total non-interest expense was $1.9 million for the quarter ended September 30, 2013, a decrease of $133,000 compared to the quarter ended September 30, 2012.  Salaries and employee benefits expense decreased by $177,000 during the third quarter of 2013 compared to the third quarter of 2012 due primarily to a reduction in the level of equity compensation associated with our stock option and recognition and retention plans.  During the first quarter of 2013, the majority of the awards associated with these plans became fully vested and expensed.  Occupancy expenses were $348,000 during the third quarter of 2013, an increase of $29,000 compared to the third quarter of 2012.  Our estimate for the Louisiana bank shares tax decreased by $21,000 during the third quarter of 2013 compared to the third quarter of 2012.  Our FDIC insurance premium was $39,000 for both quarterly periods presented in this press release.  The net cost of our OREO operations decreased by $25,000, to $4,000, during the third quarter of 2013 compared to the third quarter of 2012.  Advertising expense increased by $21,000 to $81,000, and legal expenses increased by $43,000 to $60,000 during the third quarter of 2013 compared to the third quarter of 2012.  Other non-interest expenses were $199,000 for the third quarter of 2013, and $202,000 for the third quarter of 2012.

Non-interest expense for each of the nine month periods ended September 30, 2013 and 2012 was $5.9 million.  Salaries and employee benefits expense was $3.5 million during the nine months ended September 30, 2013, a decrease of $257,000 compared to the nine months ended September 30, 2012.  A decrease of $391,000 in our equity compensation plan expenses was partially offset by increases in salaries, health insurance premiums and payroll taxes associated with staffing our new branch which opened in the second quarter of 2012.  Occupancy expense was $1.0 million and $923,000, respectively, for the nine month periods ended September 30, 2013 and 2012.  This increase was primarily due to the opening of the new branch office during the second quarter of 2012 and increased data processing costs.  Our Louisiana bank shares tax was $153,000 and our FDIC insurance premium expense was $115,000 for the nine month period ended September 30, 2013.  The net cost of OREO operations during the first nine months of 2013 was $77,000, a decrease of $22,000 compared to the first nine months of 2012.  Advertising expenses increased by $101,000, to $278,000, during the 2013 period compared to the 2012 period due primarily to our new checking account campaigns.  Legal expenses were $187,000 and other non-interest expenses were $616,000 during the nine months ended September 30, 2013.

Income Tax Expense. For the three month period ended September 30, 2013, the Company recorded income tax expense of $314,000, a decrease of $30,000 from the three month period ended September 30, 2012.  This increase in income tax expense was primarily due to a decrease in pre-tax income of $101,000 between the respective quarterly periods.

Income tax expense was $1.1 million based on pre-tax income of $3.2 million during the first nine months of 2013 compared to income tax expense of $948,000 on pre-tax income of $2.7 million during the first nine months of 2012.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2013, our cash and cash equivalents amounted to $6.9 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $6.2 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2013, we had certificates of deposit maturing within the next 12 months amounting to $87.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At September 30, 2013, we had $57.6 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At September 30, 2013, the Company had $99.6 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at September 30, 2013.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$125,024	$87,784	$25,018	$12,222	$-
FHLB Advances and Other Borrowings	57,591	6,482	12,604	11,880	26,625
Total Long-Term Debt	182,615	94,266	37,622	24,102	26,625

Operating Lease Obligations	93	37	56	-	-

Total Contractual Obligations	$182,708	$94,303	$37,678	$24,102	$26,625

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

Item 4 – Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 1A - Risk Factors.

There have been no material changes in the “Risk Factors” included at pages 30-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

July 1 - July 31, 2013	-	$-	-	149,426
August 1 - August 31, 2013	-	-	-	-
September 1 - September 30, 2013	-	-	-	-
Total	-	$-	-
_______________
(1)
On February 27, 2013, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.  The repurchase program expired on August 27, 2013.  On November 1, 2013, the Company announced that it had extended the duration of the repurchase program to May 1, 2014.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Mine Safety Disclosure.

Not applicable.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a) List of exhibits: (filed herewith unless otherwise noted)

31.1	Rule 13a-14(a)/15d-14(a) /Section 302 Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)/Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.
Date: November 12, 2013	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer