Form 10-K
period 2013-12-31
LOUISIANA BANCORP INC
filed 2014-03-27
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the 1,840,898 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $17.00 for the common stock on June 30, 2013, as reported by the Nasdaq Stock Market, was approximately $31.3 million.  Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 25, 2014: 2,864,092

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

2

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

PART I

Item 1.  Business.

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  The Bank currently operates out of its headquarters and three traditional bank branches located in the New Orleans, Louisiana metropolitan area.  At December 31, 2013, the Bank had 69 full-time employees and one part-time employee. At December 31, 2013, 2012 and 2011, the Company had total assets of $316.7 million, $311.9 million, and $313.1 million, respectively.   Net interest income during these years was $10.1 million, $10.0 million and $9.8 million, respectively, and net income was $2.7 million, $2.5 million, and $2.1 million, respectively.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, other funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Dallas, the Federal Reserve Bank of Atlanta, and commercial banks.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, multi-family residential and commercial real estate mortgage loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, mortgage-backed and other securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  Bank of New Orleans’ primary expenses are interest expense on deposits and borrowings, and general operating expenses.

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area.  Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land.  Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area.  Our total real estate loan portfolio has grown from $158.5 million at December 31, 2009, to $248.8 million at December 31, 2013.  At December 31, 2013, our one-to four-family residential loans comprised 55.7%, or $139.1 million, of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 32.5%, or $81.1 million, of total loans. Home equity loans and lines of credit were $28.6 million, or 11.5%, of the total loan portfolio at December 31, 2013.

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

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish, Orleans Parish and St. Tammany Parish.  Jefferson, Orleans and St. Tammany Parishes are the three largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”).  According to the latest data available from the U.S. Census Bureau, the estimated populations of Jefferson, Orleans and St. Tammany Parishes as of December 31, 2013, were 433,676, 369,250, and 239,453, respectively.  Based on these estimates, Jefferson, Orleans and St. Tammany Parishes are ranked second, third, and fifth, respectively, in total population within the state.  Jefferson and St. Tammany Parishes have traditionally been referred to as suburban markets, characterized by relatively high levels of home ownership and per capita income.  Orleans Parish has been considered an urban community with home ownership rates below 50% and per capita income below the state average.  The Orleans Parish market area was severely impacted by the devastation of Hurricane Katrina in August 2005.  The post-Katrina population remains approximately 130,000 residents below the pre-Katrina levels.  Management and the Board of the Company are optimistic that the city’s repopulation trend will continue in the coming years as a result of the federal investment in recovery projects and the development of a diversified economy that will be spearheaded by a biomedical district in the heart of the central business district.

The local economy in southern Louisiana is reliant on a variety of sectors.  Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy.  The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy.  According to the U.S. Bureau of Labor Statistics, the trade, transportation and utilities sector represented 20.5% of the New Orleans MSA labor force at December 31, 2013, followed by leisure and hospitality (14.6%), education and health services (14.5%) and government (13.8%).  The trade, transportation, and utilities sector includes wholesale trade, retail trade, transportation and warehousing, and utilities.

At December 31, 2013, the U.S. Bureau of Labor Statistics estimated that the seasonally adjusted unemployment rate for the nation was 6.7%, a decrease of 1.1% from December 31, 2012.  The unemployment rate for state of Louisiana and the New Orleans MSA was 5.40% and 4.70%, respectively, at December 31, 2013.  These rates indicate a year-over-year decrease in unemployment of 0.8% for both the state and New Orleans MSA.

According to data provided by the National Association of Realtors, the average sales price of existing single family residential units in the New Orleans MSA increased by 7.6% during 2013 compared to an increase of 2.1% in 2012.  During 2013, the average sales price of existing single family residential units increased by 8.3%, 5.0% and 9.4%, respectively, in  Jefferson, St. Tammany and Orleans Parishes.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  In the New Orleans MSA, as of June 30, 2013, there were 36 FDIC-insured institutions competing for a share of the deposit market.  Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us.  Based on the most recent data available through the FDIC, the Bank’s $207.1 million in deposits at June 30, 2013 represented a deposit market share of 0.65% for the seven parish New Orleans MSA, and a 0.70% market share for Jefferson, Orleans and St. Tammany Parishes.  Of the 34 FDIC-insured institutions operating in Jefferson, Orleans and St. Tammany Parishes as of June 30, 2013, we rank 16th in terms of deposit market share.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.  We believe that the presence of a local executive management team experienced with the challenges associated with the region’s rebuilding efforts provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General.  At December 31, 2013, our net loan portfolio totaled $247.5 million, or 78.14% of total assets.  Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area.  In addition, the Bank originates home equity loans and lines of credit secured by residential real estate.  Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential and commercial real estate loans.  We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real estate loans:
One- to four-family residential(1)	$139,069	55.7%	$107,556	50.0%	$105,718	53.5%	$98,635	54.5%	$85,726	53.4%
Home equity loans and lines	28,617	11.5	26,305	12.2	18,467	9.3	15,745	8.7	14,389	9.0
Multi-family residential	21,728	8.7	17,644	8.2	14,591	7.4	11,785	6.5	9,423	5.9
Commercial real estate	59,170	23.7	62,771	29.2	56,492	28.6	52,594	29.0	47,798	29.8
Land loans	197	0.1	206	0.1	1,299	0.7	951	0.5	1,213	0.8
Total real estate loans	248,781	99.7	214,482	99.7	196,567	99.5	179,710	99.2	158,549	98.9
Consumer and other loans:
Student loans	-	-	-	-	-	-	-	-	485	0.3
Loans secured by deposits	421	0.2	458	0.2	568	0.3	464	0.3	478	0.3
Other	346	0.1	266	0.1	452	0.2	900	0.5	835	0.5
Total consumer loans	767	0.3	724	0.3	1,020	0.5	1,364	0.8	1,798	1.1
Total loans	$249,548	100.0%	$215,206	100.0%	$197,587	100.0%	$181,074	100.0%	$160,347	100.0%
Less:
Deferred loan (costs)/fees	(152)		130		150		205		240
Allowance for loan losses	2,221		1,917		1,805		1,759		1,661
Net loans	$247,479		$213,159		$195,632		$179,110		$158,446
          _____________________
(1)
For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages.  We typically have second mortgages on home equity loans and lines of credit.  Total loans include $406,000 and $1.8 million of loans held-for-sale at December 31, 2013 and 2012, respectively.  We held no loans for sale at December 31, 2011, 2010 or 2009.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2013, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four-Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(In Thousands)
Amounts due after December 31, 2013 in:
One year or less	$306	$343	$335	$1,351
After one year through two years	833	425	936	344
After two years through three years	1,606	428	2,440	4,726
After three years through five years	3,229	1,903	5,596	6,002
After five years through ten years	30,166	7,038	5,047	25,653
After ten years through 15 years	57,643	7,180	5,243	21,094
After 15 years	45,286	11,300	2,131	-
Total	$139,069	$28,617	$21,728	$59,170

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2013 in:
One year or less	$178	$180	$2,693
After one year through two years	-	78	2,616
After two years through three years	-	385	9,585
After three years through five years	-	115	16,845
After five years through ten years	19	9	67,932
After ten years through 15 years	-	-	91,160
After 15 years	-	-	58,717
Total	$197	$767	$249,548

The following table shows the dollar amount of our loans at December 31, 2013 due after December 31, 2014 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
Real Estate Loans:	(In Thousands)
One- to four-family residential	$106,242	$32,521	$138,763
Home equity loans & lines	9,200	19,074	28,274
Multi-family residential	20,149	1,244	21,393
Commercial real estate	57,671	148	57,819
Land loans	19	-	19
Consumer and other	576	11	587
Total	$193,857	$52,998	$246,855

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  Generally, we have purchased such loans without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  Bank of New Orleans’ largest potential exposure on a purchased participation interest at December 31, 2013 was a $966,000 participation interest in a $4.2 million loan secured by a strip shopping center in metropolitan New Orleans.  At December 31, 2013, our total purchased interest in participation loans was $2.4 million, of which $2.1 million were performing in accordance with their contractual terms at such date.  The remaining $309,000 represents the Bank’s participation interest in a $618,000 loan secured by a strip shopping center in Lafayette, Louisiana.  This loan matured in December 2013, but remained unpaid as of year-end and was subsequently classified as substandard.  This loan was fully repaid in February 2014.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates.  We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $7.0 million at December 31, 2013.  At December 31, 2013, the Bank’s five largest borrowers, and their related entities, have aggregate loan balances of $4.9 million, $3.8 million, $3.5 million, $3.3 million and $3.1 million, respectively, and all of such loans were performing in accordance with their terms at such date.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$98,805	$85,061	$59,218
Home equity loans and lines	11,324	3,641	9,906
Multi-family residential	6,542	5,228	6,180
Commercial real estate	17,163	16,689	18,641
Land loans	-	-	370
Consumer and other	215	163	842
Total loan originations	134,049	110,782	95,157
Loans purchased(1)	1,000	-	-
Loans sold	(40,913)	(59,169)	(30,715)
Loan principal repayments	(59,772)	(33,664)	(47,771)
Total loans sold and principal repayments	(100,685)	(92,833)	(78,486)
Transfer to other real estate owned	(22)	(330)	(158)
(Decrease) increase due to other items, net(2)	(22)	(92)	9
Net increase in total loans	$34,320	$17,527	$16,522

(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At December 31, 2013, $139.1 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $31.5 million from December 31, 2012, and an increase of $53.3 million from December 31, 2009.  Originations of one- to four-family loans were $98.8 million, $85.1 million, and $59.2 million, respectively, for the years ended December, 31, 2013, 2012 and 2011.  During this three-year period, our single-family residential real estate loans as a percentage of total loans increased from 53.4% at December 31, 2009, to 55.7% at December 31, 2013.

Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae, and non-conforming “jumbo” loans, which have principal balances in excess of the Fannie Mae conforming loan limit of $417,000.  Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan.  Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years.  We generally sell into the secondary market our newly originated secondary market eligible loans with 30-year terms to maturity.  During the current year, we have focused our origination efforts on increasing our production of adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually.  The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio.  We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal.  At December 31, 2013, $32.5 million, or 23.4%, of our one- to four-family residential loan portfolio maturing after December 31, 2013 consisted of ARM loans.  In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that “table funds” the loan at closing.

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

Home Equity Loans and Lines of Credit.  In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages.  At December 31, 2013, our total home equity loans and lines of credit were $28.6 million, an increase of $2.3 million from December 31, 2012.  Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years.  Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index.  In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures.  At December 31, 2013, the unused portion of our home equity lines of credit was $19.4 million.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2013, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $81.1 million, or 32.5% of our total loan portfolio.  Our aggregate multi-family residential, commercial real estate and land loans increased by $474,000 from December 31, 2012 to December 31, 2013, and by $22.7 million from December 31, 2009 to December 31, 2013.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area.  At December 31, 2013, our multi-family residential real estate loans were $21.7 million, or 8.7% of our total loan portfolio, and consisted primarily of loans secured by properties with 20 or fewer rental units.  The average outstanding balance of our multi-family residential loans was $483,000, with our largest multi-family residential loan having a balance of $3.2 million at December 31, 2013.   Our commercial real estate loans comprised 23.7% of our total loan portfolio, and had an aggregate balance of $59.2 million at December 31, 2013.  The five largest commercial real estate loans outstanding at year end 2013 were $3.1 million, $2.7 million, $2.6 million, $2.2 million and $2.1 million, and all of such loans were performing in accordance with all their terms at such date.

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

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer and other loans amounted to $767,000 or 0.3% of our total loan portfolio at December 31, 2013.  Our consumer loans include loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit.  Our non-mortgage commercial loans and lines of credit at December 31, 2013 amounted to $198,000.

Consumer and non-mortgage commercial loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  During 2013, we recorded charge-offs of $22,000 related to consumer and non-mortgage commercial loans.  In 2012, we had $158,000 in charge-offs related to consumer loans, of which $50,000 was recovered during 2013.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Bank of New Orleans have the authority within specifically identified limits to approve new loans.  Our Commercial Lending Committee (comprised of our President, Chief Financial Officer, Commercial Loan Manager and two outside directors) has authority to approve multi-family residential, commercial real estate and land loans in amounts up to $750,000.  Our Loan Committee (comprised of our President, Chief Financial Officer, Residential Loan Manager and Consumer Loan Manager) has authority to approve single-family residential mortgage loans in amounts up to $650,000, and consumer loans up to $100,000.  All other loans must be approved by the Board of Directors of Bank of New Orleans.

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

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment.  As of December 31, 2013 and 2012, our recorded investment in impaired loans was $1.3 million and $1.5 million, respectively.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system.  Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional loss allowances.  The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  At December 31, 2013 and 2012, our recorded investment in assets classified as “substandard” was $1.5 million and $1.3 million, respectively.  There were $99,000 in loss allowances allocated to such substandard loans at December 31, 2013, and $91,000 in such allowances at December 31, 2012.  At December 31, 2013, we had $581,000 in assets classified as “special mention” compared to $1.6 million in “special mention” assets at December 31, 2012.

Delinquent Loans.  At December 31, 2013, we had $437,000 in loans delinquent 30 to 89 days, compared to $201,000 at December 31, 2012.  Our loans delinquent 30 to 89 days as of December 31, 2013 were composed of six home equity loans or lines of credit totaling $122,000, one commercial real estate loan with a principal balance of $308,000, and four consumer loans totaling $7,000.

The following table shows the delinquencies in our loan portfolio (other than past-due loans on non-accrual status) as of the dates indicated.

	December 31, 2013				December 31, 2012
	30-89 Days Overdue		90 or More Days Overdue and Still Accruing		30-89 Days Overdue		90 or More Days Overdue and Still Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate Loans:	(Dollars in Thousands)
One- to four-family residential	-	$-	-	$-	3	$122	-	$-
Home equity loans and lines	6	122			5	75
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	1	308			-	-
Land	-	-			-	-
Consumer and other	4	7	-	-	2	4	-	-
Total delinquent loans	11	$437	-	$-	10	$201	-	$-
Delinquent loans to total net loans		0.18%		-%		0.09%		-%
Delinquent loans to total loans		0.18%		-%		0.09%		-%

Non-Performing Loans and Real Estate Owned.  Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.  At December 31, 2013, our non-performing loans totaled $1.3 million, a decrease of $124,000 from December 31, 2012.  The largest components of our non-performing loans at December 31, 2013 were three nonresidential mortgage loans secured by commercial real estate with an aggregate carrying value of $1.3 million.

For the years ended December 31, 2013 and 2012, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $16,000 and $59,000, respectively.

Real estate owned decreased $64,000 to $568,000, during the year ended December 31, 2013.  At December 31, 2013, real estate owned consisted primarily of two properties, our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $370,000, and a restaurant in Baton Rouge, Louisiana having a fair value of $175,000 at such date.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. The Bank had no troubled debt restructurings as of any of the dates indicated below.

	December 31,
	2013	2012	2011	2010	2009

Non-accruing loans:	(Dollars in Thousands)
Real Estate loans:
One- to four-family residential	$20	$50	$110	$123	$36
Home equity loans and lines	32	142	569	682	378
Multi-family residential	-	13	-	-	515
Commercial real estate	1,276	1,247	330	-	-
Land loans	-	-	-	34	-
Consumer and other	-	-	65	69	74
Total non-accruing loans	1,328	1,452	1,074	908	1,003
Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	-	-	-	-	-
Home equity loans and lines	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Land loans	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total accruing loans 90 days or more past due	-	-	-	-	-
Total non-performing loans(1)	1,328	1,452	1,074	908	1,003
Real estate owned, net	568	632	532	1,696	1,573
Total non-performing assets	$1,896	$2,084	$1,606	$2,604	$2,576
Total non-performing loans as a percentage of loans, net	0.53%	0.68%	0.55%	0.51%	0.63%
Total non-performing loans as a percentage of total assets	0.42%	0.47%	0.34%	0.28%	0.30%
Total non-performing assets as a percentage of total assets	0.60%	0.67%	0.51%	0.81%	0.78%
_______________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

The Bank recorded charge-offs of $31,000 during 2013 compared to $208,000 during 2012.  During 2013, the Bank recorded $9,000 in charge-offs against home equity loans and lines, and $22,000 against consumer and other loans.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Total loans outstanding at end of period	$249,548	$215,206	$197,587	$181,074	$160,347

Allowance for loan losses, beginning of period	1,917	1,805	1,759	1,661	1,952
Provision for loan losses	264	246	53	269	337
Charge-offs:
Real Estate loans:
One- to four-family residential	-	-	2	-	31
Home equity loans and lines	9	50	6	3	191
Multi-family residential	-	-	-	171	-
Commercial real estate	-	-	-	-	396
Land loans	-	-	-	-	-
Consumer and other	22	158	-	-	10
Total charge-offs	31	208	8	174	628
Recoveries on loans previously charged off	71	74	1	3	-
Allowance for loan losses, end of period	$2,221	$1,917	$1,805	$1,759	$1,661
Allowance for loan losses as a percent of non-performing loans	167.24%	132.02%	168.06%	193.72%	165.60%
Allowance for loan losses as a percent of total loans	0.89%	0.89%	0.91%	0.98%	1.04%
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	0.06%	-%	0.10%	0.47%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to four-family residential	$1,126	55.7%	$856	50.0%	$889	53.5%	$858	54.5%	$726	53.4%
Home equity loans and lines	253	11.5	236	12.2	207	9.3	270	8.7	273	9.0
Multi-family residential	190	8.7	160	8.2	148	7.4	100	6.5	167	5.9
Commercial real estate	642	23.7	656	29.2	485	28.6	442	29.0	397	29.8
Land loans	2	0.1	2	0.1	2	0.7	9	0.5	10	0.8
Consumer and other	8	0.3	7	0.3	74	0.5	80	0.8	88	1.1
Unallocated	-	-	-	-	-	-	-	-	-	-
Total	$2,221	100.0%	$1,917	100.0%	$1,805	100.0%	$1,759	100.0%	$1,661	100.0%

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

At December 31, 2013, our investment and mortgage-backed securities amounted to $53.1 million in the aggregate, or 16.8% of total assets at such date.  The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $31.1 million, or 58.5% of the securities portfolio at December 31, 2013.  The second largest component of our securities portfolio at December 31, 2013 was collateralized mortgage obligations (“CMOs”) which amounted to $19.7 million, or 37.2% of the securities portfolio.  Our securities portfolio also contains U.S. agency debt securities which amounted to $2.0 million at December 31, 2013.  These U.S. agency debt securities may contain provisions which provide the agency with the ability to call the securities at specified dates.

The Company held equity securities with market values of $280,000 and $258,000, respectively, at December 31, 2013 and 2012.  These equity securities are comprised solely of common stock investments in community banks.

At December 31, 2013 and December 31, 2012, we had net unrealized gains of $362,000 and $653,000, respectively, on our available-for-sale securities.

 Pursuant to FASB ASC 320-10, our securities are classified as available for sale (“AFS”), held to maturity (“HTM”), or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2013, we had $5.8 million of securities classified as available for sale, $47.3 million of securities classified as held to maturity and no securities classified as trading.  During the years ended December 31, 2013 and 2012, there were no sales of available-for-sale securities.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$3,228	$3,463	$5,333	$5,755	$9,648	$10,356
U.S. government and agency obligations	1,993	2,023	5,970	6,126	11,949	12,211
Equity Securities	183	280	183	258	183	183
Total Securities AFS	5,404	5,766	11,486	12,139	21,780	22,750
Securities Held to Maturity:
Mortgage-backed securities	27,616	28,948	42,365	44,897	57,558	61,041
Collateralized mortgage obligations	19,730	19,435	25,089	25,418	2,023	2,026
Municipal obligations	-	-	-	-	-	-
Total Securities HTM	47,346	48,383	67,454	70,315	59,581	63,067
Total Mortgage-Backed and Investment Securities	$52,750	$54,149	$78,940	$82,454	$81,361	$85,817

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2013 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(Dollars In Thousands)
Available-for-Sale:
Mortgage-backed securities	$13	$805	$2,645	-	$3,463
U.S. government and agency obligations	2,023	-	-	-	2,023
Collateralized mortgage obligations	-	-	-	-	-
Total	$2,036	$805	$2,645	-	$5,486
Weighted Average Yield	4.14%	5.05%	5.12%		4.75%
Equity Securities					$280
Total					5,766
Held to Maturity:
Mortgage-backed securities	$41	$2,432	$4,817	$20,326	$27,616
U.S. government and agency obligations	-	-	-	-	-
Collateralized mortgage obligations	-	-	19	19,711	19,730
Total	$41	$2,432	$4,836	$40,037	$47,346
Weighted Average Yield	4.50%	4.89%	5.10%	2.84%	3.18%
Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$54	$3,237	$7,462	$20,326	$31,079
U.S. government and agency obligations	2,023	-	-	-	2,023
Collateralized mortgage obligations	-	-	19	19,711	19,730
Total	$2,077	$3,237	$7,481	$40,037	52,832
Weighted Average Yield	4.15%	4.93%	5.11%	2.84%	3.34%
Equity Securities					$280
Total					$53,112

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2013	2012	2011
	(In Thousands)
Fixed-rate:
Available for sale	$3,463	$5,755	$10,356
Held to maturity	22,803	35,955	50,953
Total fixed-rate	26,266	41,710	61,309
Adjustable-rate:
Available for sale	-	-	-
Held to maturity	4,813	6,410	8,628
Total adjustable-rate	4,813	6,410	8,628
Total mortgage-backed securities	$31,079	$48,120	$69,937

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2013 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2013 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$13	6.50%	$805	5.05%	$2,645	5.12%	$-
Held to maturity	41	4.50	2,362	4.97	4,655	5.22	15,745	3.89%
Total fixed-rate	54	4.98	3,167	4.99	7,300	5.18	15,745	3.89
Adjustable-rate:
Available for sale	-		-		-	-	-
Held to maturity	-		70	2.30	162	2.04	4,581	2.38
Total adjustable-rate	-		70	2.30	162	2.04	4,581	2.38
Total	$54	4.98%	$3,237	4.93%	$7,462	5.12%	$20,326	3.55%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At December 31, 2013, 38.0% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”.  Total certificates of deposit were $125.7 million at December 31, 2013 compared to $127.4 million at December 31, 2012.

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

We do not actively solicit certificate accounts of $100,000 or more, known as “jumbo CDs,” or use brokers to obtain deposits.  At December 31, 2013, our jumbo CDs amounted to $58.0 million, of which $46.5 million are scheduled to mature within twelve months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$75,442	37.2%	$71,936	36.7%	$64,299	33.1%
1.00% - 1.99%	20,546	10.1	19,070	9.7	20,660	10.6
2.00% - 2.99%	9,537	4.7	12,550	6.4	17,878	9.2
3.00% - 3.99%	20,178	10.0	23,244	11.8	23,784	12.3
4.00% - 4.99%	1	0.0	580	0.3	7,833	4.0
5.00% - 5.99%	-	-	-	-	-	-
Total certificate accounts	125,704	62.0	127,380	64.9	134,454	69.2

Savings accounts	25,071	12.4	24,532	12.5	21,621	11.1
Checking:
Interest bearing	24,660	12.2	20,645	10.5	21,064	10.9
Non-interest bearing	15,125	7.5	14,322	7.3	9,764	5.0
Money market	11,948	5.9	9,327	4.8	7,423	3.8
Total savings and transaction accounts	76,804	38.0	68,826	35.1	59,872	30.8
Total deposits	$202,508	100.0%	$196,206	100.0%	$194,326	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Accounts	$25,204	$53	0.21%	$22,813	$57	0.25%	$20,618	$82	0.40%
Checking	22,411	36	0.16	19,458	31	0.16	18,998	27	0.14
Money market	10,458	36	0.34	9,014	32	0.36	7,018	31	0.44
Certificates of deposit	126,199	1,541	1.22	131,734	1,951	1.48	135,030	2,506	1.86
Total interest-bearing Deposits	$184,272	$1,666	0.90%	$183,019	$2,071	1.13%	$181,664	$2,646	1.46%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Beginning balance	$196,206	$194,326	$188,362
Net increase before interest credited	5,090	313	3,896
Interest credited	1,212	1,567	2,068
Net increase in deposits	6,302	1,880	5,964
Ending balance	$202,508	$196,206	$194,326

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2013.

	Balance at December 31, 2013 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
	(In Thousands)
Less than 1.00%	$68,536	$4,892	$2,004	$10	$75,442
1.00% - 1.99%	7,472	1,298	585	11,191	20,546
2.00% - 2.99%	45	1,365	7,903	224	9,537
3.00% - 3.99%	14,573	5,572	-	33	20,178
4.00% - 4.99%	-	-	1	-	1
5.00% - 5.99%	-	-	-	-	-
Total certificate accounts	$90,626	$13,127	$10,493	$11,458	$125,704

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2013 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2014	$27,955	0.45%
June 30, 2014	9,910	0.59
September 30, 2014	5,695	2.29
December 31, 2014	2,976	0.88
After December 31, 2014	11,480	1.88
Total certificates of deposit with balances of $100,000 or more	$58,016	0.96%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At December 31, 2013, we had $51.0 million in outstanding FHLB advances and $104.0 million of additional FHLB advances available.  In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding.  These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to five years.  These borrowings are secured by the pledge of US Government or US Agency debt instruments.  At December 31, 2013, the Bank had no such borrowings compared to $16.0 million at December 31, 2012.  Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank of Atlanta.  At December 31, 2013, we had no borrowings from the Federal Reserve Bank of Atlanta.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$55,824	$61,745	$64,230
Maximum amount outstanding at any month-end during the period	66,153	68,507	69,330
Balance outstanding at end of period	51,040	53,454	57,113
Average interest rate during the period	2.22%	3.39%	3.85%
Weighted average interest rate at end of period	2.12%	2.93%	3.84%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2013, we had 69 full-time and one part-time employee. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Office of Thrift Supervision (“OTS”) was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to Bank of New Orleans were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to Louisiana Bancorp were transferred to the Federal Reserve Board.  See “2010 Regulatory Reform,” below.

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

2010 Regulatory Reform

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

Volcker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Insurance of Accounts.  The deposits of Bank of New Orleans are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000.  As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt, with less risky institutions paying lower assessments.  To implement the 2010 legislation, the Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Bank of New Orleans had no intangible assets at December 31, 2013.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of New Orleans’ regulatory capital.

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

At December 31, 2013, Bank of New Orleans exceeded all of its regulatory capital requirements, with core, tier 1 risk-based and total risk-based capital ratios of 14.80%, 25.37% and 26.58%, respectively.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Bank of New Orleans, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At December 31, 2013, Bank of New Orleans was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$48,945	26.58%	$14,732	8.00%	$18,414	10.00%	$30,531	16.58%
Tier 1 risk-based capital	46,724	25.37	7,366	4.00	11,049	6.00	35,675	19.37
Tier 1 leverage Capital	46,724	14.80	9,471	3.00	15,785	5.00	30,939	9.80

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

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank and necessary to meet the obligations of its holding company.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

•	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

A savings institution not in compliance with the QTL test also is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.  At December 31, 2013, Bank of New Orleans met the QTL test.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At December 31, 2013, Bank of New Orleans had $51.0 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets, plus an activity based component that is equal to 4.10% of the member institution’s outstanding advances.  At December 31, 2013, Bank of New Orleans had $2.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2013, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General.  Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2009 have been closed for purposes of examination by the Internal Revenue Service.  As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2013, the total federal pre-1988 reserve was approximately $1.3 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2013, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year 2013, the Company’s Louisiana Shares Tax expense was $190,000 compared to $218,000 for year ended December 31, 2012.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans.  Commercial real estate and multi-family residential lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  As of December 31, 2013, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $24.2 million, or 29.8% of total commercial real estate, multi-family residential and land loans and 9.7% of our total loan portfolio at such date.  In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans.

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

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Our net interest spread was 3.03% for the year ended December 31, 2013.  Changes in interest rates can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2013, we conducted business from our main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2013.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
Main Office:			(Dollars In Thousands)
1600 Veterans Boulevard Metairie, Louisiana 70005	Owned	n/a	$1,162	$122,454	(1)
Branch Offices:
4401 Transcontinental Drive Metairie, Louisiana 70006	Owned(2)	3/31/2016	134	42,258
5435 Magazine Street New Orleans, Louisiana 70115	Owned	n/a	216	27,629
1000 South Tyler Street Covington, Louisiana 70433	Owned(3)	n/a	631	10,167
Total			$2,143	$202,508

(1)	All IRA deposits are assigned to the Main office.

(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.

(3)	This branch was purchased in January 2012 and placed in service in May 2012.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”.  The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007.  As of the close of business on December 31, 2013, there were 2,886,642 shares of common stock outstanding, held by approximately 233 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2013	$18.25	$17.53	$-
September 30, 2013	18.43	16.75	-
June 30, 2013	17.12	16.08	-
March 31, 2013	17.75	16.81	-
December 31, 2012	16.97	16.06	-
September 30, 2012	17.25	15.76	-
June 30, 2012	16.20	15.55	-
March 31, 2012	16.20	15.55	-

On January 27, 2014, the Board of Directors of Louisiana Bancorp, Inc. initiated a cash dividend policy and declared its first cash dividend of $.05 per share of common stock, payable on February 25, 2014 to the shareholders of record at the close of business on February 10, 2014.

The Company did not sell any of its equity securities during 2013 that were not registered under the Securities Act of 1933.  For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b)           Not applicable.

(c)           The Company’s repurchases of its common stock made during the quarter ended December 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	21	$18.03	21	149,405
November 1, 2013 – November 30, 2013	-	-	-	149,405
December 1, 2013 – December 31, 2013	396	17.89	396	149,009
Total	417	17.90	417
(Footnotes on next page)

(1)
On February 27, 2013, the Company announced a stock repurchase program to acquire 150,000 shares of its common stock over a six month period.  On November, 1, 2013, the Company extended the duration of this repurchase plan to May 1, 2014.  As of December 31, 2013, there were 149,009 shares remaining to be purchased under this plan.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$316,708	$311,862	$313,128	$320,875	$329,779
Cash and cash equivalents	6,964	10,646	27,589	6,610	4,735
Investment securities:
Available-for-sale	2,303	6,384	12,394	47,106	35,445
Held-to-maturity	-	-	-	1,354	4,352
Mortgage-backed securities & CMOs:
Available-for-sale	3,463	5,755	10,356	15,383	27,079
Held-to-maturity	47,346	67,454	59,581	62,185	90,194
Loans receivable, net	247,479	213,159	195,632	179,110	158,446
Deposits	202,508	196,206	194,326	188,362	188,622
Borrowings	51,040	53,454	57,113	68,248	63,810
Shareholders’ equity	57,939	56,706	57,520	60,278	73,348
Banking offices	4	4	3	4	4

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$13,026	$14,146	$14,902	$16,140	$16,832
Total interest expense	2,904	4,196	5,138	5,864	6,277
Net interest income	10,122	9,950	9,764	10,276	10,555
Provision for loan losses	264	246	53	269	337
Net interest income after provision for loan losses	9,858	9,704	9,711	10,007	10,218
Total non-interest income	2,160	2,148	1,087	990	836
Total non-interest expense	7,876	8,003	7,525	7,272	7,090
Income before income taxes	4,142	3,849	3,273	3,725	3,964
Income taxes	1,434	1,342	1,156	1,167	1,430
Net income	$2,708	$2,507	$2,117	$2,558	$2,534
Earnings per share (basic)	$1.09	$0.95	$0.73	$0.71	$0.54
Earnings per share (diluted)	$1.03	$0.90	$0.70	$0.69	$0.54

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.24%	4.56%	4.78%	5.07%	5.30%
Average rate on interest-bearing liabilities	1.21	1.71	2.09	2.37	2.68
Average interest rate spread(2)	3.03	2.85	2.69	2.70	2.62
Net interest margin(2)	3.30	3.21	3.14	3.23	3.32
Average interest-earning assets to average interest-bearing liabilities	127.93	126.67	126.66	128.83	135.63
Net interest income after provision for loan losses to non-interest expense	125.17	121.25	129.05	137.61	144.12
Total non-interest expense to average assets	2.49	2.52	2.36	2.23	2.18
Efficiency ratio(3)	64.13	66.15	69.35	64.55	62.24
Return on average assets	0.86	0.79	0.66	0.78	0.78
Return on average equity	4.81	4.42	3.59	3.78	3.16
Average equity to average assets	17.83%	17.85%	18.48%	20.72%	24.71%
(Footnotes on next page)

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	0.53%	0.68%	0.54%	0.51%	0.63%
Non-performing assets as a percent of total assets(5)	0.60	0.67	0.51	0.81	0.78
Non-performing assets and troubled debt restructurings as a percent of total assets(6)	0.60	0.67	0.51	0.81	0.78
Allowance for loan losses as a percent of non-performing loans	167.24	132.02	168.06	193.72	165.60
Allowance for loan losses as a percent of total loans	0.89	0.89	0.91	0.98	1.04
Net charge-offs (recoveries) to average loans receivable	(0.02)	0.06	-	0.10	0.47

Capital Ratios(4):
Tier 1 leverage ratio	14.80	14.03	15.00	16.02	18.20
Tier 1 risk-based capital ratio	25.37	25.39	29.32	33.68	40.55
Total risk-based capital ratio	26.58%	26.50%	30.38%	34.70%	41.47%
______________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana.  We currently operate four banking offices in Jefferson, Orleans and St. Tammany Parishes.  Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities.  At December 31, 2013, we had total assets of $316.7 million, including $247.5 million in net loans and $53.1 million of mortgage-backed and other investment securities, total deposits of $202.5 million and shareholders’ equity of $57.9 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income.  During 2013, 2012 and 2011, our originations of single-family residential mortgage loans totaled $98.8 million, $85.1 million, and $59.2 million, respectively. Our originations in the past three years have been heavily reliant upon refinancing activity associated with low mortgage rates.

In order to serve the financial needs of our business community, the Bank offers mortgage products secured by multi-family residential properties, commercial real estate and land.  In the aggregate, our originations of these types of loans were $23.7 million, $21.9 million, and $25.2 million, respectively, for the periods ended December 31, 2013, 2012 and 2011.  Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2013, we had 11 loans with an aggregate principal balance of $437,000 that were 30 to 89 days delinquent, compared to ten loans with an aggregate principal balance of $201,000 at December 31, 2012.  Our total non-performing loans were $1.3 million, $1.5 million and $1.1 million, respectively, at December 31, 2013, 2012 and 2011.  Total real estate owned was $568,000, $632,000 and $532,000, respectively, at December 31, 2013, 2012 and 2011.  At December 31, 2013, real estate owned was comprised of a single family residence secured by a townhome in New Orleans with a fair value of $22,000, a restaurant in Baton Rouge, Louisiana with a fair value of $175,000 and our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a fair value of $370,000.  Total non-performing assets were $1.9 million, $2.1 million and $1.6 million, respectively, at December 31, 2013, 2012 and 2011.

Our total mortgage-backed securities and investment securities portfolio was $53.1 million, or 16.8% of our total assets at December 31, 2013.  These securities are comprised of US agency issued obligations and do not include “private label” securities.  Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral.  The market value of our securities may decline in the future due to an increase in the level of interest rates.  However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected.  We do not purchase securities for speculative or trading purposes.

Our total deposits were $202.5 million and $196.2 million at December 31, 2013 and 2012, respectively.  Management anticipates that the FDIC’s permanent increase in their maximum deposit insurance coverage to $250,000, and our efforts to grow corresponding deposits relationships with our new loan customers, will lead to future growth in our deposit base.

Our total shareholders’ equity at December 31, 2013 was $57.9 million.  Our average equity to average assets ratio was 17.83% for the year ended December 31, 2013.  The Bank’s capital ratios exceed all regulatory guidelines, and the Bank was deemed to be “well-capitalized” as of December 31, 2013.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form.  For the years ended December 31, 2013, 2012 and 2011, the cost of our Employee Stock Ownership Plan was $441,000, $410,000, and $392,000, respectively.  Compensation expense related to our 2007 Stock Option Plan and Recognition and Retention Plan were $191,000, 764,000, and $765,000, during 2013, 2012 and 2011, respectively.  The initial grants under our 2007 Stock option Plan and 2007 Recognition and Retention Plan, which constituted the substantial bulk of all grants made under such plans, became fully vested in February 2013.  As a result, our expense related to these stock benefit plans was substantially lower in 2013 than they were in 2012.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

•
Maintaining Asset Quality.  We remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses.  Our ratio of non-performing assets to total assets was 0.60% at December 31, 2013 and 0.67% at December 31, 2012.

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans particularly multi-family residential and commercial real estate loans;

•	we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

•	we generally sell long-term (30-year) fixed-rate mortgage loans which had been classified as held-for-sale;

•	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

•	we have invested in securities with relatively short anticipated lives, generally three to five years, and we hold significant amounts of liquid assets.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a negative 2.87% at December 31, 2013.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year		More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$35,686	$11,509		$22,467	$82,636	$60,097	$37,220	$249,615
Investment securities	(6)	1,999		-	-	-	30	2,023
Mortgage-backed securities	3,536	4,066		8,047	15,114	8,843	10,835	50,441
Other interest-earning assets	6,781	200		100	99	-	-	7,180
Total interest-earning assets	45,997	17,774		30,614	97,849	68,940	48,085	309,259
Interest-bearing liabilities:
Passbook accounts	$-	$-		$32	$-	$-	$25,152	$25,184
Checking accounts	-	-		-	-	-	24,548	24,548
Money market accounts	11,948	-		-	-	-	-	11,948
Certificate accounts	44,603	18,750		27,456	23,437	11,457	-	125,703
Borrowings	152	198		308	13,851	11,402	29,336	55,247
Total interest-bearing Liabilities	56,703	18,948		27,796	37,288	22,859	79,036	242,630

Interest-earning assets less interest-bearing liabilities	$(10,706)	$(1,174)		$2,818	$60,561	$46,081	$(30,951)	$66,629

Cumulative interest-rate sensitivity gap(3)	$(10,706)	$(11,880)	$	(9,062)	$51,499	$97,580	$66,629

Cumulative interest-rate gap as a percentage of total assets at December 31, 2013	(3.39%)	(3.76%)		(2.87%)	16.30%	30.89%	21.09%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2013	81.12%	84.30%		91.24%	136.59%	159.65%	127.46%
_____________
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

Economic Value of Equity and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in the economic value of its net portfolio equity (“EVE”) and net interest income (“NII”) over a range of interest rate scenarios.  EVE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario.  We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis.  The following table sets forth the EVE as of December 31, 2013, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			NPV as % of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$51,210	$(5,848)	(10.3)%	17.28%	(0.43)%
200	53,375	(3,683)	(6.5)	17.52	(0.19)
100	55,584	(1,474)	(2.6)	17.73	0.02
Static	57,058	-	-	17.71	-
(100)	55,859	(1,199)	(2.1)	17.02	(0.69)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the results of our NII model as of December 31, 2013.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)
200bp	$9,560	$(123)	(1.26)%
Static	9,683	-	-
(100)	9,593	(90)	(0.92)

The above table indicates that as of December 31, 2013, in the event of an immediate and sustained 200 basis point increases in interest rates, our net interest income for the 12 months ending December 31, 2014 would be expected to decrease by $123,000, or 1.26%, to $9.6 million.

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

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$233,400	$11,015	4.72%	$210,227	$11,158	5.31%	$187,709	$10,972	5.85%
Mortgage-backed securities	60,384	1,854	3.07	84,543	2,816	3.33	68,465	3,203	4.68
Investment securities	5,114	137	2.68	6,845	151	2.21	43,735	694	1.59
Other interest-earning assets	8,248	20	0.24	8,426	21	0.25	11,534	33	0.29
Total interest-earning assets	307,146	13,026	4.24%	310,041	14,146	4.56%	311,443	14,902	4.78%
Non-interest-earning assets	8,576			7,832			7,662
Total assets	$315,722			$317,873			$319,105
Interest-bearing liabilities:
Passbook, checking and money market accounts	58,073	125	0.22	51,285	120	0.23	46,634	140	0.30
Certificate accounts	126,199	1,541	1.22	131,734	1,951	1.48	135,030	2,506	1.86
Total deposits	184,272	1,666	0.90	183,019	2,071	1.13	181,664	2,646	1.46
Borrowings	55,824	1,238	2.22	61,745	2,125	3.44	64,230	2,492	3.88
Total interest-bearing liabilities	240,096	2,904	1.21%	244,764	4,196	1.71%	245,894	5,138	2.09%
Non-interest-bearing liabilities	19,339			16,362			14,228
Total liabilities	259,435			261,126			260,122
Stockholders’ Equity	56,287			56,747			58,983
Total liabilities and Stockholders’ Equity	$315,722			$317,873			$319,105
Net interest-earning assets	$67,050			$65,277			$65,549
Net interest income; average interest rate spread		$10,122	3.03%		$9,950	2.85%		$9,764	2.69%
Net interest margin(2)			3.30%			3.21%			3.14%
Average interest-earning assets to average interest-bearing liabilities			127,93%			126.67%			126.66%
___________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(1,373)	$1,230	$(143)	$(1,130)	$1,316	$186
Mortgage-backed securities	(157)	(805)	(962)	(1,139)	752	(387)
Investment securities	24	(38)	(14)	42	(585)	(543)
Other interest-earning assets	(1)	--	(1)	(3)	(9)	(12)
Total interest income	(1,507)	387	(1,120)	(2,230)	1,474	(756)
Interest expense:
Passbook, NOW and money market accounts	(11)	16	5	(34)	14	(20)
Certificate accounts	(328)	(82)	(410)	(494)	(61)	(555)
Total deposits	(339)	(66)	(405)	(528)	(47)	(575)
Borrowings	(683)	(204)	(887)	(271)	(96)	(367)
Total interest expense	(1,022)	(270)	(1,292)	(799)	(143)	(942)
Decrease in net interest income	$(485)	$657	$172	$(1,431)	$1,617	$186

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets were $316.7 million at December 31, 2013, an increase of $4.8 million compared to December 31, 2012.  During the twelve months ended December 31, 2013, cash and cash equivalents decreased by $3.7 million to $7.0 million.  Total securities available-for-sale were $5.8 million at December 31, 2013, a decrease of $6.4 million compared to December 31, 2012.  Total securities held-to-maturity decreased by $20.1 million during 2013, to $47.3 million, at December 31, 2013.  The decreases in securities available-for-sale and securities held-to-maturity were due to the contractual and early repayments of principal on mortgage-backed securities and CMOs.  Net loans receivable were $247.5 million at December 31, 2013, an increase of $34.3 million, or 16.1%, compared to December 31, 2012.  During 2013, our first mortgage loans secured by single family residential loans increased by $31.5 million, our funded home equity loans and lines increased by $2.0 million, and our loans secured by multifamily residential collateral increased by $4.1 million.  Our first mortgage loans secured by non-residential commercial real estate decreased by $3.6 million, to $59.2 million, during the year ended December 31, 2013.

Total non-performing loans were $1.3 million at December 31, 2013, a decrease of $124,000 compared to December 31, 2012.  Non-performing loans represented 0.53% and 0.68%, respectively, of our total loan portfolio at December 31, 2013 and 2012.  At year- end 2013, our non-performing loans were comprised of $20,000 in single-family residential mortgage loans, $32,000 in home equity loans and lines of credit, and $1.3 million in commercial real estate loans.  Other real estate owned was $568,000 at December 31, 2013, a decrease of $64,000 compared to December 31, 2012.  Total non-performing assets were $1.9 million at December 31, 2013, or 0.60% of total assets.

Total deposits were $202.5 million at December 31, 2013 compared to $196.2 million at December 31, 2012.  At December 31, 2013, non-interest bearing deposits were $15.1 million, and interest-bearing deposits were $187.4 million.  Total Federal Home Loan Bank advances and other borrowings were $51.0 million and $53.5 million, respectively, at December 31, 2013, and December 31, 2012.

Total shareholders’ equity was $57.9 million at December 31, 2013, an increase of $1.2 million from December 31, 2012.  During 2013, the Company acquired 149,804 shares of its common stock at a total cost of $2.6 million pursuant to its repurchase plans.  Additionally, the Company reissued 19,035 shares of treasury stock upon the exercise of stock options by several directors, which exercises resulted in an aggregate net increase of $219,000 to shareholders’ equity.  The net effect on our treasury stock of the stock repurchases and the exercise of stock options was an increase of $2.3 million.  The increase in our treasury stock account was partially offset by net income of $2.7 million, and the release of 46,034 shares held by the Company’s Recognition and Retention Plan Trust which became vested and were released to plan participants during 2013.  The release of these shares from the Recognition and Retention Plan Trust increased shareholders’ equity by $544,000.  On December 31, 2013, the Company released 25,383 shares of stock to participants in the ESOP, which resulted in an increase in shareholders’ equity of $441,000.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 14.80%, 25.37%, and 26.58%, respectively, at December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net interest income was $10.1 million during 2013 compared to net interest income of $10.0 million during 2012.  Interest income decreased by $1.1 million, to $13.0 million, during 2013 compared to 2012.  During 2013, our average interest-earning assets decreased by $2.9 million, to $307.1 million, and the average yield earned on our interest-earning assets decreased by 32 basis points, to 4.24%.  Interest income on loans receivable was $11.0 million, with an average yield of 4.72%, for the year ended December 31, 2013 compared to $11.2 million, with an average yield of 5.31%, for the year ended December 31, 2012.  The average balance of our mortgage-backed securities and CMOs was $60.4 million during 2013, resulting in interest income of $1.9 million compared to an average balance of $84.5 million during 2012, which generated interest income of $2.8 million.  The average yield on our mortgage-backed securities and CMOs was 3.07% and 3.33%, respectively, for the years ended December 31, 2013 and 2012.  Interest income on investment securities was $137,000 and interest income on other interest-earning assets was $20,000 during 2013.

During 2013, total interest expense was $2.9 million, a decrease of $1.3 million compared to the year ended December 31, 2012.  Average interest bearing liabilities were $240.1 million for 2013 with an average cost of 1.21% compared to average interest-bearing liabilities of $244.8 million with an average cost of 1.71% during 2012.

For the year ended December 31, 2013, our provision for loan losses was $264,000 compared to $246,000 during the year ended December 31, 2012.  At December 31, 2013, total non-performing loans were $1.3 million, or 0.53% of total loans, and total non-performing assets were $1.9 million, or 0.60% of total assets.  Stated as a percentage of non-performing loans, our allowance for loan losses at December 31, 2013 was 167.24%.

Total non-interest income was $2.2 million during the year ended December 31, 2013; an increase of $12,000 compared to the year ended December 31, 2012.  During 2013, the Company recorded an $83,000 increase in customer service fees and a $339,000 decrease in gains on the sale of loans.  In addition, during 2013, the Company recognized gains on its SBIC investment of $298,000, an increase of $261,000 compared to 2012.

Non-interest expense for the year ended December 31, 2013 was $7.9 million, a decrease of $127,000 compared to the year ended December 31, 2012.  Salaries and employee benefits expense was $4.6 million during 2013, a decrease of $455,000 compared to 2012.  A decrease of $552,000 in our equity compensation plan expenses was partially offset by increases in salaries, health insurance premiums and payroll taxes associated with increased staffing levels. Occupancy expense was $1.4 million and $1.3 million, respectively, for the years ended December 31, 2013 and 2012.  This increase was primarily due to the opening of the new branch office during the second quarter of 2012 and increased data processing costs.  Our Louisiana bank shares tax was $190,000 and our FDIC insurance premium expense was $152,000 for the year ended December 31, 2013.  The net cost of REO operations during 2013 was $98,000, a decrease of $5,000 compared to 2012.  Advertising expenses increased by $110,000, to $366,000, during 2013 compared to 2012 due primarily to our new checking account campaigns. Legal expenses were $205,000 and other non-interest expenses were $841,000 during the year ended December 31, 2013.

For the year ended December 31, 2013, income tax expense was $1.4 million based on pre-tax income of $4.1 million compared to income tax expense of $1.3 million on pre-tax income of $3.8 million during the year ended December 31, 2012.

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

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2013, our cash and cash equivalents amounted to $7.0 million.  In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $5.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2013, we had certificates of deposit maturing within the next 12 months amounting to $90.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended December 31, 2013, the average balance of our outstanding FHLB advances and other borrowings was $55.8 million.  At December 31, 2013, we had $51.0 million in outstanding FHLB advances and we had $104.0 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  We also access funds through reverse repurchase agreements with commercial banks.  These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank.  At December 31, 2013, we had no such borrowings.  At December 31, 2012, our borrowings from reverse repurchase agreements amounted to $16.0 million.  Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis.  Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2013.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Letters of credit	$350	$350	$-	$-	$-
Lines of credit	20,970	548	2,183	2,816	15,423
Undisbursed portion of loans in process	-	-	-	-	-
Commitments to originate loans	12,010	8,796	3,214	-	-
Total commitments	$33,330	$9,694	$5,397	$2,816	$15,423

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2013.

		Payments Due By Period
	Total	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)
Certificates of deposit	$125,704	$90,626	$23,620	$11,458	$-
FHLB advances and other borrowings	51,040	49	13,410	10,988	26,593
Total long-term debt	176,744	90,675	37,030	22,446	26,593
Operating lease obligations	104	44	60	-	-
Total contractual obligations	$176,848	$90,719	$37,090	$22,446	$26,593

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-10, Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, in order to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, in addition to the U.S. Treasury rates and the London Interbank Offered Rate (LIBOR).  ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  The amendments were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance had no impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryfowrard Exists.  This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.  This guidance is effective for public entities for fiscal years beginning after December 15, 2013.  For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures – Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment.  This guidance is effective for annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure.  The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods beginning after December 15, 2014.  For entities other than public business entities, the amendments of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In September 2013, the Internal Revenue Service released the final tangible property regulations for Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property.  The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014.  The application of the final regulations is not expected to have a material impact on the Company’s financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Louisiana Bancorp, Inc.
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans (the Bank), as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation

Metairie, Louisiana
March 5, 2014

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(In Thousands)
Assets
Cash and Cash Equivalents
Cash and Due from Banks	$2,500	$2,123
Short-Term Interest-Bearing Deposits	4,464	8,523
Total Cash and Cash Equivalents	6,964	10,646

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $5,404 in 2013 and $11,486 in 2012)	5,766	12,139
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $48,383 in 2013 and $70,315 in 2012)	47,346	67,454
Loans, Net of Allowance for Loan Losses of $2,221 in 2013 and $1,917 in 2012	247,073	211,322
Loans Held-for-Sale	406	1,837
Total Loans Receivable, Net	247,479	213,159

Accrued Interest Receivable	893	970
Other Real Estate Owned	568	632
Stock in Federal Home Loan Bank	2,317	1,832
Premises and Equipment, Net	2,143	2,252
Other Assets	2,751	2,297
Total Assets	$316,708	$311,862

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$15,125	$14,322
Interest-Bearing	187,383	181,884
Total Deposits	202,508	196,206

Borrowings	51,040	53,454
Advance Payments by Borrowers for Taxes and Insurance	3,765	3,055
Accrued Interest Payable	130	181
Other Liabilities	1,326	2,260
Total Liabilities	258,769	255,156

Commitments and Contigencies	-	-

Shareholders' Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,886,642 and 3,017,411 Shares Outstanding in 2013 and 2012, Respectively	63	63
Additional Paid-in-Capital	63,533	63,363
Unearned ESOP Shares	(3,427)	(3,681)
Unearned Recognition and Retention Plan Shares	(368)	(949)
Treasury Stock, at Cost (3,459,090 and 3,328,321 Shares in 2013 and 2012, Respectively)	(49,651)	(47,364)
Retained Earnings	47,550	44,842
Accumulated Other Comprehensive Income	239	432
Total Shareholders' Equity	57,939	56,706

Total Liabilities and Shareholders' Equity	$316,708	$311,862

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$11,015	$11,158	$10,972
Mortgage-Backed Securities	1,854	2,816	3,203
Investment Securities	137	151	694
Other Interest-Bearing Deposits	20	21	33
Total Interest and Dividend Income	13,026	14,146	14,902

Interest Expense
Deposits	1,666	2,071	2,646
Borrowings	1,238	2,125	2,492
Total Interest Expense	2,904	4,196	5,138

Net Interest Income	10,122	9,950	9,764

Provision for Loan Losses	264	246	53

Net Interest Income after Provision for Loan Losses	9,858	9,704	9,711

Non-Interest Income
Customer Service Fees	832	749	496
Gain on Sale of Loans	937	1,276	431
Gain on Sale of Securities	-	-	72
Gain on Investment in Small Business Investment Company	298	37	5
Other Income	93	86	83
Total Non-Interest Income	2,160	2,148	1,087

Non-Interest Expense
Salaries and Employee Benefits	4,642	5,097	4,637
Occupancy Expense	1,382	1,263	1,097
Louisiana Bank Shares Tax	190	218	230
FDIC Insurance Premium	152	152	166
Net Cost of OREO Operations	98	103	313
Advertising Expense	366	256	158
Legal Expense	205	125	128
Other Expenses	841	789	796
Total Non-Interest Expense	7,876	8,003	7,525

Income Before Income Tax Expense	4,142	3,849	3,273

Income Tax Expense	1,434	1,342	1,156

Net Income	$2,708	$2,507	$2,117

Earnings Per Share
Basic	$1.09	$0.95	$0.73
Diluted	$1.03	$0.90	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)

Net Income	$2,708	$2,507	$2,117

Other Comprehensive Loss, Net of Tax
Unrealized Holding (Losses) Arising During the Period	(193)	(208)	(12)

Reclassification Adjustment for Gains Included in Net Income	-	-	(48)

Total Other Comprehensive Loss	(193)	(208)	(60)

Comprehensive Income	$2,515	$2,299	$2,057

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 2010	$63	$62,880	$(4,188)	$(2,074)	$(37,321)	$40,218	$700	$60,278
Net Income - Year Ended December 31, 2011	-	-	-	-	-	2,117	-	2,117
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(60)	(60)
Stock Purchased for Treasury	-	-	-	-	(5,965)	-	-	(5,965)
ESOP Shares Released for Allocation (25,383 Shares)	-	138	254	-	-	-	-	392
RRP Shares Earned	-	(44)	-	558	-	-	-	514
Stock Option Expense	-	244	-	-	-	-	-	244

Balances at December 31, 2011	63	63,218	(3,934)	(1,516)	(43,286)	42,335	640	57,520
Net Income - Year Ended December 31, 2012	-	-	-	-	-	2,507	-	2,507
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(208)	(208)
Stock Purchased for Treasury	-	-	-	-	(5,217)	-	-	(5,217)
ESOP Shares Released for Allocation (25,383 Shares)	-	157	253	-	-	-	-	410
RRP Shares Earned	-	(42)	-	567	-	-	-	525
Stock Options Exercised	-	(208)	-	-	1,139	-	-	931
Stock Option Expense	-	238	-	-	-	-	-	238

Balances at December 31, 2012	63	63,363	(3,681)	(949)	(47,364)	44,842	432	56,706
Net Income - Year Ended December 31, 2013	-	-	-	-	-	2,708	-	2,708
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(193)	(193)
Stock Purchased for Treasury	-	-	-	-	(2,560)	-	-	(2,560)
ESOP Shares Released for Allocation (25,383 Shares)	-	187	254	-	-	-	-	441
RRP Shares Earned	-	(37)	-	581	-	-	-	544
Stock Options Exercised	-	(54)	-	-	273	-	-	219
Stock Option Expense	-	74	-	-	-	-	-	74

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,708	$2,507	$2,117
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	264	228	189
Provision for Loan Losses	264	246	53
Net Increase in ESOP Shares Earned	441	410	392
Net Increase in RRP Shares Earned	544	525	514
Stock Option Plan Expense	74	238	244
Net Premium Amortization (Discount Accretion)	130	190	(77)
Deferred Income Tax Expense (Benefit)	5	(87)	(242)
Gain on Sale of Securities	-	-	(72)
Gain on Sale of Loans	(937)	(1,276)	(431)
Gain on Sale of Property and Equipment	(2)	(5)	(4)
Gain on Other Real Estate Owned	-	(3)	-
Originations of Loans Held-for-Sale	(38,572)	(59,169)	(30,715)
Proceeds from Sales of Loans Held-for-Sale	41,433	58,204	29,344
Net Decrease (Increase) in Loans Held-for-Sale	1,431	(1,837)	-
Decrease in Accrued Interest Receivable	77	111	115
Impairment of Other Real Estate Owned	75	80	287
Recovery of Other Real Estate Owned	11	-	-
(Increase) Decrease in Other Assets	(360)	(59)	140
Decrease in Accrued Interest Payable	(51)	(116)	(124)
(Decrease) Increase in Other Liabilities	(934)	783	(92)
Net Cash Provided by Operating Activities	6,601	970	1,638

Cash Flows from Investing Activities
Investment in Certificates of Deposit	-	-	(566)
Purchase of Securities Available-for-Sale	-	-	(25,683)
Purchase of Securities Held-to-Maturity	-	(31,353)	(18,279)
Proceeds from Maturities of Certificates of Deposit	-	261	459
Proceeds from Maturities of Securities Available-for-Sale	6,105	10,317	63,238
Proceeds from Maturities of Securities Held-to-Maturity	19,954	23,267	23,278
Proceeds from Sales of Securities Available-for-Sale	-	-	1,202
Net Increase in Loans Receivable	(37,961)	(14,025)	(14,931)
Purchase of Property and Equipment	(278)	(861)	(137)
Proceeds from Sale of Property and Equipment	125	22	5
Proceeds from Sale of Foreclosed Assets	-	153	1,035
Net (Increase) Decrease in Investment in Federal Home Loan Bank Stock	(485)	(289)	459
Net Cash (Used in) Provided by Investing Activities	(12,540)	(12,508)	30,080

The accompanying notes are an integral part of these consolidated financial statements.

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	6,302	1,880	5,964
Increase in Advances by Borrowers for
Taxes and Insurance	710	660	398
Decrease in Borrowings	(2,414)	(3,659)	(11,136)
Purchase of Treasury Stock	(2,560)	(5,217)	(5,965)
Proceeds from Exercise of Stock Options	219	931	-

Net Cash Provided by (Used in) Financing Activities	2,257	(5,405)	(10,739)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,682)	(16,943)	20,979

Cash and Cash Equivalents, Beginning of Year	10,646	27,589	6,610

Cash and Cash Equivalents, End of Year	$6,964	$10,646	$27,589

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$2,955	$4,680	$5,263

Income Taxes	$2,223	$526	$1,315

Loans Transferred to Other Real Estate Owned	$22	$330	$158

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

The Bank is subject to the Board of Governors of the Federal Reserve System (the “Federeal Reserve Board”) reserve requirements as codified in Regulation D.  Regulation D defines the institutions that are subject to the reserve requirement; the liabilities that are reservable; and the reporting, reserve calculation and maintenance requirements.  For the reserve maintenance period ended December 31, 2013, the Bank’s reserve balance requirement was $-0-.

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

The Company held no trading securities as of December 31, 2013 or 2012.

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

Buildings (Years)	20	-	40
Furniture, Fixtures and Equipment (Years)	3	-	10
Automobiles (Years)		5

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising costs were $366,000, $256,000 and $158,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-10, Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, in order to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, in addition to the U.S. Treasury rates and the London Interbank Offered Rate (LIBOR).  ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  The amendments were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance had no impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryfowrard Exists.  This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.  This guidance is effective for public entities for fiscal years beginning after December 15, 2013.  For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures - Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment.  This guidance is effective for annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure.  The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods beginning after December 15, 2014.  For entities other than public business entities, the amendments of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In September 2013, the Internal Revenue Service released the final tangible property regulations for Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property.  The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014.  The application of the final regulations is not expected to have a material impact on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.    Securities

A summary of securities classified as available-for-sale at December 31, 2013 and 2012, with gross unrealized gains and losses, is as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11	$1	$-	$12
FNMA	2,010	151	-	2,161
FHLMC	1,207	83	-	1,290
	3,228	235	-	3,463

U.S. Government and Agency Obligations	1,993	30	-	2,023

Equity Securities	183	97	-	280

Total	$5,404	$362	$-	$5,766

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$65	$3	$-	$68
FNMA	3,379	276	-	3,655
FHLMC	1,889	143	-	2,032
	5,333	422	-	5,755

U.S. Government and Agency Obligations	5,970	156	-	6,126

Equity Securities	183	75	-	258

Total	$11,486	$653	$-	$12,139

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

A summary of securities classified as held-to-maturity at December 31, 2013 and 2012, with gross unrealized gains and losses, is as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,026	$107	$-	$3,133
FNMA	18,094	749	(68)	18,775
FHLMC	6,496	544	-	7,040
Total	27,616	1,400	(68)	28,948

Collateralized Mortgage Obligations
FNMA	8,785	7	(191)	8,601
FHLMC	10,945	11	(122)	10,834
	19,730	18	(313)	19,435

Total	$47,346	$1,418	$(381)	$48,383

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$4,174	$158	$-	$4,332
FNMA	27,979	1,549	-	29,528
FHLMC	10,212	825	-	11,037
Total	42,365	2,532	-	44,897

Collateralized Mortgage Obligations
FNMA	11,648	116	-	11,764
FHLMC	13,441	213	-	13,654
	25,089	329	-	25,418

Total	$67,454	$2,861	$-	$70,315

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2013, are as follows.  Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$2,006	$2,036	$41	$44
One to Five Years	757	805	2,433	2,587
Five to Ten Years	2,458	2,645	4,836	5,213
Over Ten Years	-	-	40,036	40,539
	5,221	5,486	47,346	48,383

Other Equity Securities	183	280	-	-

Total	$5,404	$5,766	$47,346	$48,383

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

There were no available-for-sale securities with gross unrealized losses at December 31, 2013 or 2012.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	68	7,573	-	-
FHLMC	-	-	-	-
	68	7,573	-	-
Collateralized Mortgage Obligations
FNMA	191	8,029	-	-
FHLMC	122	10,121	-	-
	313	18,150	-	-
Total	$381	$25,723	$-	$-

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

There were no held-to-maturity securities with gross unrealized losses at December 31, 2012.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

At December 31, 2013, securities with a carrying value of $5,959,000 were pledged to secure public deposits held by government entities.

Note 3.    Loans

A summary of the balances of loans follows as of December 31, 2013 and 2012:

	2013	2012
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$139,069	$107,556
Home Equity Loans and Lines	28,617	26,305
Multi-Family Residential	21,728	17,644
Commercial Real Estate	59,170	62,771
Land	197	206

Total Loans Secured by Mortgages on Real Estate	248,781	214,482

Consumer and Other Loans
Loans Secured by Deposits	421	458
Other	346	266

Total Consumer and Other Loans	767	724

Less:
Allowance for Loan Losses	(2,221)	(1,917)
Net Deferred Loan Origination Costs/(Fees)	152	(130)

Total Loans, Net	$247,479	$213,159

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

A summary of our current, past due and non-accrual loans as of December 31, 2013 and 2012, follows:

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$-	$-	$20	$20	$139,049	$139,069
Home Equity Loans and Lines	122	-	32	154	28,463	28,617
Multi-Family Residential	-	-	-	-	21,728	21,728
Commercial Real Estate	308	-	1,276	1,584	57,586	59,170
Land	-	-	-	-	197	197
Consumer and Other Loans	7	-	-	7	760	767

Total	$437	$-	$1,328	$1,765	$247,783	$249,548

December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$122	$-	$50	$172	$107,384	$107,556
Home Equity Loans and Lines	75	-	142	217	26,088	26,305
Multi-Family Residential	-	-	13	13	17,631	17,644
Commercial Real Estate	-	-	1,247	1,247	61,524	62,771
Land	-	-	-	-	206	206
Consumer and Other Loans	4	-	-	4	720	724

Total	$201	$-	$1,452	$1,653	$213,553	$215,206

For the years ended December 31, 2013 and 2012, approximately $16,000 and $59,000, respectively, of interest was foregone on non-accrual loans.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

An analysis of the changes in loans to such borrowers follows:

	2013	2012
	(In Thousands)

Balance, Beginning of Year	$2,500	$2,519
Additions	1,135	788
Payments	(1,109)	(807)

Balance, End of Year	$2,526	$2,500

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2013	2012	2011
	(In Thousands)

Balance, Beginning of Year	$1,917	$1,805	$1,759
Provision for Loan Losses	264	246	53
Loan Recoveries	71	74	1
Loans Charged-Off	(31)	(208)	(8)

Balance, End of Year	$2,221	$1,917	$1,805

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for (Recovery of) Loan Losses	259	16	30	(14)	-	(27)	264
Loans Charged-Off	-	(9)	-	-	-	(22)	(31)
Recoveries of Prior Charge-Offs	11	10	-	-	-	50	71

Balance, End of Year	$1,126	$253	$190	$642	$2	$8	$2,221

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$-	$-	$-	$99	$-	$-	$99
Loans Collectively Evaluated for Impairment	1,126	253	190	543	2	8	2,122
	$1,126	$253	$190	$642	$2	$8	$2,221

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$20	$32	$-	$1,276	$-	$-	$1,328
Loans Collectively Evaluated for Impairment	139,049	28,585	21,728	57,894	197	767	248,220
	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$889	$207	$148	$485	$2	$74	$1,805
Provision for (Recovery of) Loan Losses	(44)	76	12	171	-	31	246
Loans Charged-Off	-	(50)	-	-	-	(158)	(208)
Recoveries of Prior Charge-Offs	11	3	-	-	-	60	74

Balance, End of Year	$856	$236	$160	$656	$2	$7	$1,917

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$-	$-	$-	$91	$-	$-	$91
Loans Collectively Evaluated for Impairment	856	236	160	565	2	7	1,826
	$856	$236	$160	$656	$2	$7	$1,917

Ending Loan Balance Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$50	$142	$13	$1,247	$-	$-	$1,452
Loans Collectively Evaluated for Impairment	107,506	26,163	17,631	61,524	206	724	213,754
	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

A summary of the loans evaluated for possible impairment follows:

	2013	2012
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$99	$1,224
Imparied Loans not Requiring a Loss Allowance	1,229	228

Total Impaired Loans	$1,328	$1,452

Loss Allowance on Impaired Loans	$99	$91

At December 31, 2013 and 2012, all impaired loans were on non-accrual status.  As of December 31, 2013 and 2012, the Company did not hold any renegotiated loans.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.  The recorded investment is presented gross of any specific valuation allowance.

As of December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-Family Residential	-	-	-	2	-
Commercial Real Estate	1,177	1,177	-	500	47
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,229	$1,229	$-	$590	$49

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	960	4
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$99	$99	$99	$961	$4

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-Family Residential	-	-	-	2	-
Commercial Real Estate	1,276	1,276	99	1,460	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$1,328	$1,328	$99	$1,551	$53

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$337	$1
Home Equity Loans and Lines	142	142	-	254	12
Multi-Family Residential	13	13	-	19	4
Commercial Real Estate	23	23	-	99	7
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	8	5

Total	$228	$228	$-	$717	$29

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$22	$-
Home Equity Loans and Lines	-	-	-	96	-
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	1,224	1,224	91	245	43
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	13	-

Total	$1,224	$1,224	$91	$376	$43

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$50	$50	$-	$359	$1
Home Equity Loans and Lines	142	142	-	350	12
Multi-Family Residential	13	13	-	19	4
Commercial Real Estate	1,247	1,247	91	344	50
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	21	5

Total	$1,452	$1,452	$91	$1,093	$72

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3.    Loans (Continued)

The following table summarizes the credit grades assigned to our loan portfolio as of December 31, 2013 and 2012:

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$138,718	$28,335	$21,728	$57,586	$197	$760	$247,324
Special Mention	331	250	-	-	-	-	581
Substandard	20	32	-	1,485	-	7	1,544
Loss	-	-	-	99	-	-	99
Total	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

	Real Estate Secured Mortgage Loans
December 31, 2012	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$107,506	$26,135	$16,874	$60,746	$206	$724	$212,191
Special Mention	-	99	757	779	-	-	1,635
Substandard	50	71	13	1,155	-	-	1,289
Loss	-	-	-	91	-	-	91
Total	$107,556	$26,305	$17,644	$62,771	$206	$724	$215,206

Note 4.    Accrued Interest Receivable

Accrued interest receivable at December 31, 2013 and 2012, consisted of the following:

	2013	2012
	(In Thousands)
Loans	$737	$727
Investments	18	31
Mortgage-Backed Securities	138	212

Total Accrued Interest	$893	$970

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 5.    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of December 31, 2013 and 2012 follows:

	2013	2012
	(In Thousands)
Land, Buildings and Improvements	$4,546	$4,619
Furniture and Fixtures	2,026	1,981
Automobiles	53	99
	6,625	6,699
Accumulated Depreciation and Amortization	(4,482)	(4,447)

Total	$2,143	$2,252

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was approximately $264,000, $228,000, and $189,000, respectively.

Note 6.    Deposits

Interest bearing deposit account balances at December 31, 2013 and 2012, are summarized as follows:

	Weighted-Average		Account Balances at December 31,
	Rate at December 31,		2013		2012
	2013	2012	Amount	Percent	Amount	Percent
			(In Thousands)

NOW and MMDA	0.26%	0.22%	$36,608	19.54%	$29,972	16.48%
Savings Accounts	0.21%	0.25%	25,071	13.38%	24,532	13.49%
Certificates of Deposit	1.17%	1.32%	125,704	67.08%	127,380	70.03%

Total			$187,383	100.00%	$181,884	100.00%

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012, was $58,016,000 and $55,976,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6.    Deposits (Continued)

Certificates of deposit at December 31, 2013, mature as follows (in thousands):

	Amount	Percent
Certificate Accounts Maturing
One Year or Less	$90,626	72.09%
One to Two Years	13,127	10.44%
Two to Three Years	10,493	8.35%
Three to Five Years	11,458	9.12%

Total	$125,704	100.00%

Interest expense by deposit type for each of the following years was as follows:

	2013	2012	2011
	(In Thousands)

Certificates of Deposit	$1,541	$1,951	$2,506
Interest Bearing Demand Deposits	72	63	58
Savings Accounts	53	57	82

Total	$1,666	$2,071	$2,646

The Bank held deposits of approximately $12,101,000 and $11,451,000, for related parties at December 31, 2013 and 2012, respectively.

Note 7.    Borrowings

Federal Home Loan Bank Advances
Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans.  Total interest expense recognized on FHLB advances in 2013, 2012 and 2011, was $1,087,000, $1,160,000, and $1,470,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.    Borrowings (Continued)

Federal Home Loan Bank Advances (Continued)
Advances consisted of the following at December 31, 2013 and 2012, respectively.

			FHLB Advance Total
Contract Rate			2013	2012
			(In Thousands)
0%	-	0.99%	$-	$-
1%	-	1.99%	33,776	16,000
2%	-	2.99%	570	611
3%	-	3.99%	13,014	13,326
4%	-	4.99%	3,680	7,517
5%	-	5.99%	-	-

	Total		$51,040	$37,454

Maturities of FHLB Advances at December 31, 2013, were as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2014	$49
2015	6,866
2016	6,544
2017	10,988
2018	-
Thereafter	26,593

Total	$51,040

Reverse Repurchase Agreements
Periodically, the Company accesses other borrowing sources as a source of liquidity and term funding.  To date, these other borrowings have been structured as reverse repurchase agreements secured by U.S. Government or U.S. Agency securities.  Reverse repurchase agreements totaled $-0- at December 31, 2013 and $16,000,000 at 2012.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7.    Borrowings (Continued)

Reverse Repurchase Agreements (Continued)
Reverse repurchase agreements consisted of the following at December 31, 2013 and 2012:

			Reverse Repurchase Total
Contract Rate			2013	2012
			(In Thousands)
3%	-	3.99%	$-	$16,000
4%	-	4.99%	-	-

	Total		$-	$16,000

Interest expense on reverse repurchase agreements totaled $151,000, $965,000 and $1,022,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2012, were as follows:

	2013	2012
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$714	$609
Deferred Loan Fees	-	44
Deferred Compensation	495	605
OREO Write Down	114	27
Stock Options	134	262
Other	146	-

Total Deferred Tax Assets	1,603	1,547

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(123)	(222)
FHLB Stock Dividends	(59)	(104)
Deferred Loan costs	(81)	-
Other	(52)	(26)

Total Deferred Tax Liabilities	(315)	(352)

Net Deferred Tax Asset	$1,288	$1,195

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8.    Income Taxes (Continued)

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987.  At December 31, 2013, retained earnings included approximately $1,336,000 representing such bad debt deductions for which the related deferred income taxes of approximately $454,000 have not been provided.

The provision for income taxes for 2013, 2012 and 2011, consisted of the following for the years ended December 31st:

	2013	2012	2011
	(In Thousands)
Current Expense	$1,355	$1,535	$1,346
Deferred Tax Expense (Benefit)	79	(193)	(190)

Total	$1,434	$1,342	$1,156

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2013		2012		2011
	(In Thousands)
Expected Tax Provision	$1,408	34.0%	$1,309	34.0%	$1,113	34.0%
Non-Deductible Expenses	26	0.6	8	0.2	8	0.2
Effect of Tax Exempt Income	-	-	-	-	(1)	(0.0)
Other	-	-	25	0.7	36	1.1

Total	$1,434	34.6%	$1,342	34.9%	$1,156	35.3%

The Company had no amount of interest and/or penalties related to tax positions recognized in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, nor any amount of interest and/or penalties payable related to tax positions that were recognized in the consolidated balance sheets as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Company had no uncertain tax positions.  As of December 31, 2013, the tax years that remain open for examination by tax jurisdictions include 2012, 2011 and 2010.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 9.    Comprehensive Income

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2013, 2012 and 2011.  The components of comprehensive income and related tax effects were as follows for the years indicated:

	2013	2012	2011
	(In Thousands)
Gross Change in Unrealized Gains Arising During the Period	$(292)	$(315)	$(18)
Tax Benefit	99	107	6

Total	(193)	(208)	(12)

Reclassification Adjustment for Gains Included in Net Income	-	-	(72)
Tax Expense	-	-	24

Total	-	-	(48)

Net Change in Unrealized Gains Arising During the Period	$(193)	$(208)	$(60)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:  total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined).  As of December 31, 2013, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized.  There have been no subsequent conditions or events which management believes have changed the Bank’s status.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10.  Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2013 and 2012, are presented in the following tables:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2013
Core/Leverage Capital	$46,724	14.80%	$9,471	3.00%	$15,785	5.00%
Tier 1 Risk-Based Capital	46,724	25.37%	7,366	4.00%	11,049	6.00%
Total Risk-Based Capital	48,945	26.58%	14,732	8.00%	18,414	10.00%

December 31, 2012
Core/Leverage Capital	$43,570	14.03%	$9,313	3.00%	$15,522	5.00%
Tier 1 Risk-Based Capital	43,570	25.39%	6,865	4.00%	10,298	6.00%
Total Risk-Based Capital	45,487	26.50%	13,731	8.00%	17,164	10.00%

In July 2013, the federal banking regulatory agencies issued a final rule which revises the regulatory capital framework for financial institutions.  The final rule covers a number of aspects pertaining to capital requirements.  These include:

•	Prompt Corrective Action (PCA) Capital Category Thresholds – The following thresholds have been established for an institution to be deemed adequately capitalized:

Total Risk Based Capital Ratio	8.0%
Tier 1 Risk Based Capital Ratio	6.0%
Common Equity Tier 1 Capital Ratio	4.5%
Tier 1 Leverage Ratio	4.0%

•	Establishment of a Capital Conservation Buffer – The Capital Conservation Buffer is phased in through 2019

•	Changes in risk-weighting of assets

•	Opt-out Election for Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital

Financial institutions become subject to the final rule on January 1, 2015.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10.  Regulatory Matters (Continued)

The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled to its total risk-based regulatory capital as follows:

	2013	2012
	(In Thousands)

Capital Under GAAP	$46,879	$43,923
Unrealized Gains on Available-for-Sale Securities	(155)	(353)

Tier 1 Capital	46,724	43,570

Allowance for Loan Losses	2,221	1,917
Recourse Obligations	-	-

Total Risk-Based Capital	$48,945	$45,487

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

As of December 31, 2013 and 2012, the Company had outstanding commitments to extend credit totaling approximately $33,330,000 and $31,768,000, respectively, and had no commitments to sell loans at a loss.  Of the $33,330,000 in outstanding commitments at December 31, 2013, approximately $6,991,000 were for fixed rate loans with interest rates ranging from 3.25% to 5.88%, and approximately $26,339,000 were for variable rate loans with interest ranging from 3.25% to 9.50%.  No material losses or gains are anticipated as a result of these outstanding commitments.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12.  Commitments and Contingencies

Operating Leases
The Company leases facilities and equipment under operating leases expiring in various years through 2016.  At December 31, 2013, minimum rental commitments under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount

2014	$44,186
2015	44,186
2016	15,678

Total	$104,050

Total rent expense incurred by the Company under leases amounted to $36,000, $34,000 and $53,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

The Company is the lessor of office space to a director of the Company, under an operating lease expiring in 2014.  Terms of the lease are on current market conditions and rates.  Minimum future rentals to be received on non-cancelable leases as of December 31, 2013, are as follows:

Years Ending December 31,	Amount

2014	$4,922

Total	$4,922

Total rental income from this lease amounted to $20,000 for each of the years ended December 31, 2013, 2012 and 2011.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12.  Commitments and Contingencies (Continued)

Employment Contracts
The Company has entered into employment contracts with key employees.  These compensation commitments expire as follows:

Years Ending December 31,	Amount

2014	$439,005
2015	439,005
2016	379,005

Total	$1,257,015

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14.  Estimated Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$6,964	$6,964	$10,646	$10,646
Certificates of Deposit	481	484	481	485
Securities	53,112	54,149	79,593	82,454

Loans	249,700	254,872	215,076	223,521
Less Allowance for Loan Losses	(2,221)	(2,221)	(1,917)	(1,917)
Loans, Net of Allowance	247,479	252,651	213,159	221,604

Federal Home Loan Bank Stock	2,317	2,317	1,832	1,832

Financial Liabilities
Deposits	$202,508	$209,660	$196,206	$209,254
Borrowings	51,040	48,140	53,454	55,769

Unrecognized Financial Instruments Commitments to Extend Credit	$33,330	$33,521	$31,768	$31,934

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.  There have been no changes in the methodologies used during the year ended December 31, 2013.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,463	$-	$3,463	$-
US Government and Agency Obligations	2,023	-	2,023	-
Equity Securities	280	280	-	-
Loans Held-for-Sale	406	-	406	-

Total	$6,172	$280	$5,892	$-

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

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2013 and 2012.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

	Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,229	$-	$-	$1,229
Other Real Estate Owned	568	-	568	-

Total	$1,797	$-	$568	$1,229

	Fair Value Measurements
December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,361	$-	$-	$1,361
Other Real Estate Owned	632	-	632	-

Total	$1,993	$-	$632	$1,361

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 15.  Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements.  Contributions to the plan are made at the discretion of the Board of Directors.  The 401(k) expense amounted to approximately $22,000, $18,000 and $13,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures.  There was no profit sharing contribution during 2013, 2012 or 2011.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer.  The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years.  In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years.  In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period.  In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary.  For the years ended December 31, 2013, 2012 and 2011, the Bank accrued $91,000, $100,000 and $95,000, respectively, in accordance with this agreement.  The Bank’s future compensation expense for 2014 under this plan is $38,000.

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

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer.  The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay.  The account is credited with earnings on an annual basis at a rate determined by the Board of Directors.  The Executive will be fully vested (100%) in his Accumulation Account at age 65.  The Plan provides for partial vesting when the Executive reaches the “Early Retirement Age” of 55 and remains in the employ of the Bank.  Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account.  Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age.  Notwithstanding the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control.  For the years ended December 31, 2013, 2012 and 2011, the Bank accrued $12,700, $12,000 and $11,600, respectively, in accordance with this agreement in the respective periods.

Note 16.  Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of its directors is an executive officer.  Premiums for such policies totaled $597,000, $517,000 and $427,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock.  The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital.  ESOP compensation expense was approximately $441,000, $410,000, and $392,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The ESOP shares as of December 31, 2013 and 2012, were as follows:

	2013	2012
Shares Allocated, Beginning Balance	133,706	113,158
Shares Allocated During the Year	25,383	25,383
Shares Distributed During the Year	(375)	(4,835)
Unallocated Shares	342,672	368,055

Total ESOP Shares	501,386	501,761

Fair Value of Unallocated Shares	$6,243,484	$6,245,893

Stock Price at December 31	$18.22	$16.97

The total number of ESOP shares in the preceding table represents the number of shares outstanding at the end of the respective periods.  The number of shares outstanding differs from the number of shares originally acquired by the Plan due to withdrawals associated with the distribution of vested shares to former plan participants.

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust.  The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the plan’s vesting requirements.  The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively.  Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the plan.  As of December 31, 2013, 243,677 shares had been awarded under the provisions of the plan to directors, officers and employees of the Company.
The Company recognized compensation expense during 2013 at a weighted-average per-share grant date fair value of $12.96.  Compensation expense related to the Recognition and Retention Plan was $117,000, $526,000 and $521,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, there were 16,902 shares available for future grants under the plan, which includes 6,750 shares that were forfeited by former participants in the plan.

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2013, follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value

Balance - December 31, 2012	55,584	$12.44
Granted	3,000	18.19
Vested	(46,034)	11.80
Forfeited	(150)	11.52

Balance - December 31, 2013	12,400	$16.22

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

As of December 31, 2013, options to acquire 596,697 shares of common stock had been granted under the provisions of the plan to directors, officers and employees of the Company, at a weighted-average exercise price of $12.03.  At December 31, 2013, there were 70,876 stock options available for future grants under the plan, which includes 33,000 options that were forfeited by former participants in the plan.

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  The Company awarded 8,500 options to directors, officers, or employees during the year ended December 31, 2013 having an estimated fair value on their grant date of $2.75, as determined by use of the Black-Scholes Option Pricing Model with the following assumptions:

For Options Granted During 2013
Expected Dividend Yield	0.88%
Expected Volatility	10.41%
Risk-Free Interest Rate	2.21%
Expected Life of Option (Years)	7.5
Weighted-Average Grant Date Fair Value	$2.75

The dividend yield is reflective of the Company’s expectations regarding future periods.  Actual dividend yields may vary from this assumption.  The risk-free interest rate reflects the interpolated rate for a U.S. Treasury security with a term equivalent to the expected life of the options.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 19.  Stock Option Plan (Continued)

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	467,048	$12.01
Options Granted	8,500	18.19
Options Exercised	(19,035)	11.52
Options Forfeited	-	-

Outstanding, December 31, 2013	456,513	$12.15	4.68	4.68	$2,771,982

Options Exercisable at December 31, 2013	423,013	$11.81	4.37	4.37	$2,709,599

A summary of the status of the Company’s nonvested options as of December 31, 2013, and changes during the year ended December 31, 2013, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	133,636	$12.65
Options Granted	8,500	18.19
Options Vested	(108,636)	11.94
Options Forfeited	-	-

Nonvested at December 31, 2013	33,500	$16.36

As of December 31, 2013, there was $73,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.62 years.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  Compensation expense related to the Stock Option Plan was $74,000, $238,000 and $244,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

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

	2013	2012	2011
	(Dollars in Thousands, Except per Share Data)
Numerator
Net Income	$2,708	$2,507	$2,117
Effect of Dilutive Securities	-	-	-

Numerator for Diluted Earnings Per Share	$2,708	$2,507	$2,117

Denominator
Weighted-Average Shares Outstanding	2,480,894	2,633,316	2,902,747
Effect of Potentially Dilutive Securities	139,535	141,522	125,286

Denominator for Diluted Earnings Per Share	2,620,429	2,774,838	3,028,033

Earnings Per Share
Basic	$1.09	$0.95	$0.73
Diluted	$1.03	$0.90	$0.70

Cash Dividends Per Share	$-	$-	$-

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2013	2012	2011
Average Common Shares Issued	6,345,732	6,345,732	6,345,732
Average Unearned ESOP Shares	(367,985)	(393,369)	(418,713)
Average Unearned RRP Shares	(37,638)	(82,519)	(127,228)
Average Treasury Shares	(3,459,215)	(3,236,528)	(2,897,044)

	2,480,894	2,633,316	2,902,747

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.  Condensed Financial Information - Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC. Condensed Balance Sheets As of December 31, 2013 and 2012 (Dollars in Thousands)

	2013	2012
Assets
Cash and Cash Equivalents	$6,112	$7,469
Certificates of Deposits	82	82
Securities Available-for-Sale, at Fair Value	648	834
Investment in Subsidiary	50,306	47,604
Loan to ESOP	4,207	4,371
Accrued Interest Receivable	1	3
Other Assets	70	56

Total Assets	$61,426	$60,419

Liabilities and Shareholders' Equity
Liabilities
Other Liabilities	$60	$32

Total Liabilities	60	32

Total Shareholders' Equity	61,366	60,387

Total Liabilities and Shareholders' Equity	$61,426	$60,419

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21. Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC. Statements of Operations For the Years Ended December 31, 2013, 2012 and 2011 (Dollars in Thousands)

	2013	2012	2011
Income
Interest Income ESOP Loan	$355	$369	$380
Interest Income Investment Securities	24	37	66
Dividend Income from Subsidiary	-	6,000	6,800
Other Interest Income	-	-	1

Total Income	379	6,406	7,247

Operating Expenses	388	371	313

(Loss) Income Before Income Taxes and Undistributed Earnings of Subsidiary	(9)	6,035	6,934

Federal Income Tax Benefit (Expense)	5	(4)	(49)

Equity in Undistributed Earnings of Subsidiary	2,712	(3,524)	(4,768)

Net Income	$2,708	$2,507	$2,117

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21. Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC. Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011 (Dollars in Thousands)

	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$2,708	$2,507	$2,117
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	(2,712)	3,524	4,768
Net Increase in Recognition and Retention Plan Shares Earned	544	525	514
Stock Option Plan Expense	74	238	244
Net Discount Accretion	(1)	(1)	(2)
Deferred Income Tax Benefit	(18)	(31)	(30)
Decrease in Accrued Interest Receivable	1	2	2
Decrease (Increase) in Other Assets	1	20	(300)
Increase (Decrease) in Due to Subsidiary	31	361	(101)
(Decrease) Increase in Other Liabilities	(3)	6	3

Net Cash Provided by Operating Activities	625	7,151	7,215

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	-	-	(16)
Purchases of Investment Securities - Available-for-Sale	-	-	(1,683)
Proceeds from Maturities of Certificates of Deposit	-	11	110
Proceeds from Maturities of Securities Available-for-Sale	195	298	1,914
Repayments of ESOP Loan by Subsidiary	164	151	139

Net Cash Provided by Investing Activities	359	460	464

Cash Flows from Financing Activities
Purchase of Treasury Stock	(2,560)	(5,217)	(5,965)
Proceeds from Exercise of Stock Options	219	931	-

Net Cash Used in Financing Activities	(2,341)	(4,286)	(5,965)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,357)	3,325	1,714

Cash and Cash Equivalents, Beginning of Year	7,469	4,144	2,430

Cash and Cash Equivalents, End of Year	$6,112	$7,469	$4,144

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 22.  Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information to be contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be held on May 6, 2014 (the “Proxy Statement”).

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	468,913	(1)	$12.15	(2)	87,778
Equity compensation plans not approved by security holders	-		-		-
Total	468,913		$12.15		87,778

________________
(Footnotes from preceding page)

(1)	Includes 12,400 shares subject to restricted stock grants which were not vested as of December 31, 2013.
(2)	The weighted-average exercise price excludes such restricted stock grants.

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

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Louisiana Bancorp, Inc.	(1)
3.2	Bylaws of Louisiana Bancorp, Inc.	(1)
4.0	Form of Common Stock Certificate of Louisiana Bancorp, Inc.	(1)
10.1	Amended and Restated Supplemental Executive Retirement Plan with Lawrence J. LeBon, III*	(2)
10.2	Amended and Restated Supplement Executive Retirement Plan with John LeBlanc*	(3)
10.3	Amended and Restated Directors Deferred Compensation Plan*	(3)
10.4	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and Lawrence J. LeBon, III*	(3)
10.5	Amended and Restated Employment Agreement between Bank of New Orleans and Lawrence J. LeBon, III*	(3)
10.6	Amended and Restated Employment Agreement between Louisiana Bancorp, Inc. and John LeBlanc*	(3)
10.7	Amended and Restated Employment Agreement between Bank of New Orleans and John LeBlanc*	(3)
10.8	Employment Agreement between Bank of New Orleans and C. Holly Callia	(4)
10.8	2007 Stock Option Plan*	(5)
10.9	2007 Recognition and Retention Plan and Trust Agreement*	(5)
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	-
23.1	Consent of LaPorte, A Professional Accounting Corporation	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.INS	XBRL Instance Document
_______________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141465).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 29, 2013.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 28, 2008.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, date as of October 25, 2011.
(5)	Incorporated by reference from the Company’s definitive proxy statement for the special meeting of stockholders to be held on February 14, 2008, filed with the SEC on December 28, 2007.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.

March 25, 2014	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. LeBon, III	Chairman of the Board, President	March 25, 2014
Lawrence J. LeBon, III	and Chief Executive Officer (principal executive officer)

/s/ John LeBlanc	Executive Vice President and	March 25, 2014
John LeBlanc	Chief Financial Officer (principal financial and principal accounting officer)

/s/ Maurice F. Eagan, Jr.	Director	March 25, 2014
Maurice F. Eagan, Jr.

/s/ Michael E. Guarisco	Director	March 25, 2014
Michael E. Guarisco

/s/ Gordon K. Konrad	Director	March 25, 2014
Gordon K. Konrad

/s/ Brian G. LeBon, Sr.	Director	March 25, 2014
Brian G. LeBon, Sr.

/s/ Ivan J. Miestchovich	Director	March 25, 2014
Ivan J. Miestchovich