Form 10-Q
period 2014-03-31
LOUISIANA BANCORP INC
filed 2014-05-13
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-33573
_____________________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)
_____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2014, there were 2,864,042 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2014	December 31, 2013
	(In Thousands)
Assets
Cash and Due from Banks	$2,895	$2,500
Short-Term Interest-Bearing Deposits	4,593	4,464
Total Cash and Cash Equivalents	7,488	6,964

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $6,643 and $5,404, respectively)	6,967	5,766
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $45,719 and $48,383, respectively)	44,540	47,346

Loans Held for Sale	-	406
Loans Held for Investment	249,957	249,294
Allowance for Loan Loss	(2,243)	(2,221)
Total Loans Receivable	247,714	247,479

Accrued Interest Receivable	915	893
Other Real Estate Owned	545	568
Stock in Federal Home Loan Bank	2,578	2,317
Premises and Equipment, Net	2,148	2,143
Other Assets	2,792	2,751
Total Assets	$316,168	$316,708

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$15,920	$15,125
Interest-Bearing	186,666	187,383
Total Deposits	202,586	202,508

Borrowings	50,918	51,040
Advance Payments by Borrowers for Taxes and Insurance	2,581	3,765
Accrued Interest Payable	129	130
Other Liabilities	1,948	1,326
Total Liabilities	258,162	258,769

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,864,092 and 2,886,642 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,540	63,533
Unearned ESOP Shares	(3,427)	(3,427)
Unearned Recognition and Retention Plan Shares	(368)	(368)
Treasury Stock, at Cost (3,481,640 shares and 3,459,090 shares, respectively)	(50,060)	(49,651)
Retained Earnings	48,044	47,550
Accumulated Other Comprehensive Income	214	239
Total Shareholders' Equity	58,006	57,939

Total Liabilities and Shareholders' Equity	$316,168	$316,708

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,740	$2,651
Mortgage Backed Securities	374	533
Investment Securities	28	38
Other Interest-Bearing Deposits	4	4
Total Interest and Dividend Income	3,146	3,226

Interest Expense
Deposits	390	432
Borrowings	271	347
Total Interest Expense	661	779

Net Interest Income	2,485	2,447

Provision for Loan Losses	21	141

Net Interest Income after Provision for Loan Losses	2,464	2,306

Non-Interest Income
Customer Service Fees	202	238
Gain on Sale of Loans	140	181
Gain on Investment in SBIC	-	59
Other Income	21	19
Total Non-Interest Income	363	497

Non-Interest Expense
Salaries and Employee Benefits	1,130	1,242
Occupancy Expense	360	331
Louisiana Bank Shares Tax	48	57
FDIC Insurance Premium	37	38
Net Cost of OREO Operations	3	18
Advertising Expense	64	98
Other Expenses	242	253
Total Non-Interest Expense	1,884	2,037

Income Before Income Tax Expense	943	766

Income Tax Expense	323	266

Net Income	$620	$500

Earnings Per Share
Basic	$0.25	$0.20
Diluted	$0.23	$0.19

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)

Net Income	$620	$500

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(25)	(64)

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive Loss	(25)	(64)

Comprehensive Income	$595	$436

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For theThree Months Ended March 31, 2014 and 2013
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Three Months Ended March 31, 2013	-	-	-	-	-	500	-	500
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(64)	(64)
Stock Purchased for Treasury	-	-	-	-	(2,549)	-	-	(2,549)
RRP Shares Earned	-	(46)	-	531	-	-	-	485
Stock Option Expense	-	37	-	-	-	-	-	37

Balances at March 31, 2013	$63	$63,354	$(3,681)	$(418)	$(49,913)	$45,342	$368	$55,115

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Three Months Ended March 31, 2014	-	-	-	-	-	620	-	620
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(25)	(25)
Dividends Paid						(126)		(126)
Stock Purchased for Treasury	-	-	-	-	(409)	-	-	(409)
RRP Shares Earned	-	-	-	-	-	-	-	-
Stock Option Expense	-	7	-	-	-	-	-	7

Balances at March 31, 2014	$63	$63,540	$(3,427)	$(368)	$(50,060)	$48,044	$214	$58,006

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$620	$500
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	67	62
Provision for Loan Losses	21	141
Net Increase in RRP Shares Earned	-	485
Stock Option Plan Expense	7	37
Net Premium Amortization	14	48
Deferred Income Tax Benefit	(152)	(7)
Gain on Sale of Loans	(140)	(181)
Originations of Loans Held-for-Sale	(1,364)	(5,826)
Proceeds from Sales of Loans Held-for-Sale	3,885	7,836
Net Decrease in Loans Held-for-Sale	405	1,837
Increase in Accrued Interest Receivable	(22)	(42)
Impairment of Other Real Estate Owned	-	13
Recovery of Other Real Estate Owned Principal	-	11
Decrease in Other Assets	124	8
Decrease in Accrued Interest Payable	(1)	(50)
Increase (Decrease) in Other Liabilities	622	(606)
Net Cash Provided by Operating Activities	4,086	4,266

Cash Flows from Investing Activities
Purchase of Securities Available-for-Sale	(1,500)	-
Proceeds from Maturities of Securities Available-for-Sale	267	740
Proceeds from Maturities of Securities Held-to-Maturity	2,786	6,583
Net Increase in Loans Receivable	(3,042)	(18,560)
Purchase of Property and Equipment	(72)	(144)
Proceeds from Sale of Foreclosed Assets	23	-
Net Increase in Investment in Federal Home Loan Bank Stock	(261)	(353)
Net Cash Used in Investing Activities	(1,799)	(11,734)

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	78	762
Decrease in Advances by Borrowers for Taxes and Insurance	(1,184)	(764)
(Decrease) Increase in Borrowings	(122)	2,752
Purchase of Treasury stock	(409)	(2,549)
Dividends Paid	(126)	-

Net Cash (Used in) Provided by Financing Activities	(1,763)	201

Net Increase (Decrease) in Cash and Cash Equivalents	524	(7,267)

Cash and Cash Equivalents, Beginning of Year	6,964	10,646

Cash and Cash Equivalents, End of Period	$7,488	$3,379

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$661	$828

Income Taxes	$-	$792

Loans Transferred to Other Real Estate Owned During the Period	$-	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of March 31, 2014 or December 31, 2013.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$5	$-	$-	$5
FNMA	1,848	138	-	1,986
FHLMC	1,108	78	-	1,186
	2,961	216	-	3,177

U.S. Government and Agency Obligations	3,499	5	-	3,504
Equity Securities	183	103	-	286

Total	$6,643	$324	$-	$6,967

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11	$1	$-	$12
FNMA	2,010	151	-	2,161
FHLMC	1,207	83	-	1,290
	3,228	235	-	3,463

U.S. Government and Agency Obligations	1,993	30	-	2,023
Equity Securities	183	97	-	280

Total	$5,404	$362	$-	$5,766

A summary of securities classified as held-to-maturity at March 31, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,874	$101	$-	$2,975
FNMA	16,898	718	(33)	17,583
FHLMC	5,850	479	-	6,329
	25,622	1,298	(33)	26,887

Collateralized Mortgage Obligations
FNMA	8,405	6	(57)	8,354
FHLMC	10,513	10	(45)	10,478
	18,918	16	(102)	18,832
Total	$44,540	$1,314	$(135)	$45,719

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,026	$107	$-	$3,133
FNMA	18,094	749	(68)	18,775
FHLMC	6,496	544	-	7,040
	27,616	1,400	(68)	28,948

Collateralized Mortgage Obligations
FNMA	8,785	7	(191)	8,601
FHLMC	10,945	11	(122)	10,834
	19,730	18	(313)	19,435
Total	$47,346	$1,418	$(381)	$48,383

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of March 31, 2014.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$2,003	$2,008	$12	$13
One to Five Years	2,182	2,223	2,213	2,350
Five to Ten Years	2,275	2,450	4,800	5,106
Over Ten Years	-	-	37,515	38,250

	$6,460	$6,681	$44,540	$45,719

Equity Securities	183	286	-	-

Total	$6,643	$6,967	$44,540	$45,719

At March 31, 2014 and December 31, 2013, the Company held no available-for-sale securities that had unrealized losses.  The following table reflects our held-to-maturity securities with unrealized losses at March 31, 2014 and December 31, 2013.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2014
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	33	2,642	-	-
FHLMC	-	-	-	-
	33	2,642	-	-

Collateralized Mortgage Obligations
FNMA	57	7,845
FHLMC	45	9,809

Total	$135	$20,296	$-	$-

December 31, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	68	7,573	-	-
FHLMC	-	-	-	-
	68	7,573	-	-

Collateralized Mortgage Obligations
FNMA	191	8,029
FHLMC	122	10,121

Total	$381	$25,723	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	March 31, 2014	December 31, 2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$139,255	$139,069
Home Equity Loans and Lines	28,375	28,617
Multi-family Residential	18,816	21,728
Commercial Real Estate	62,342	59,170
Land	97	197

Total Loans Secured by Real Estate	248,885	248,781

Consumer and Other Loans
Loans Secured by Deposits	485	421
Other	382	346

Total Consumer and Other Loans	867	767

Less:
Allowance for Loan Losses	(2,243)	(2,221)
Net Deferred Loan Origination Fees/Costs	205	152

Total Loans, Net	$247,714	$247,479

A summary of our current, past due and nonaccrual loans as of March 31, 2014 and December 31, 2013 follows:

March 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$97	$-	$17	$114	$139,141	$139,255
Home Equity Loans and Lines	10	-	97	107	28,268	28,375
Multi-family Residential	-	-	-	-	18,816	18,816
Commercial Real Estate	-	-	1,244	1,244	61,098	62,342
Land	-	-	-	-	97	97
Consumer and Other Loans	-	-	-	-	867	867
Total	$107	$-	$1,358	$1,465	$248,287	$249,752

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$-	$-	$20	$20	$139,049	$139,069
Home Equity Loans and Lines	122	-	32	154	28,463	28,617
Multi-family Residential	-	-	-	-	21,728	21,728
Commercial Real Estate	308	-	1,276	1,584	57,586	59,170
Land	-	-	-	-	197	197
Consumer and Other Loans	7	-	-	7	760	767
Total	$437	$-	$1,328	$1,765	$247,783	$249,548

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In Thousands)

Balance, Beginning of Period	$2,221	$1,917
Provision for Loan Losses	21	264
Loan Recoveries	9	71
Charge-Offs	(8)	(31)
Balance, End of Period	$2,243	$2,221

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and March 31, 2013.

	Real Estate Secured Mortgage Loans
March 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for Loan Losses	15	-	(13)	20	(1)	-	21
Charge-Offs	-	-	-	-	-	(8)	(8)
Recoveries of prior charge-offs	3	2	-	-	-	4	9
Balance, End of Period	$1,144	$255	$177	$662	$1	$4	$2,243

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$99	$-	$-	$99
Loans collectively evaluated for impairment	1,144	255	177	563	1	4	2,144
	$1,144	$255	$177	$662	$1	$4	$2,243

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$17	$97	$-	$1,244	$-	$-	$1,358
Loans collectively evaluated for impairment	139,238	28,278	18,816	61,098	97	867	248,394
	$139,255	$28,375	$18,816	$62,342	$97	$867	$249,752

	Real Estate Secured Mortgage Loans
March 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for Loan Losses	79	13	5	47	-	(3)	141
Charge-Offs	-	(8)	-	-	-	(7)	(15)
Recoveries of prior charge-offs	3	1	-	-	-	9	13
Balance, End of Period	$938	$242	$165	$703	$2	$6	$2,056

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	938	242	165	612	2	6	1,965
	$938	$242	$165	$703	$2	$6	$2,056

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$-	$-	$-	$1,224	$-	$2	$1,226
Loans collectively evaluated for impairment	115,904	27,367	18,817	65,883	204	625	228,800
	$115,904	$27,367	$18,817	$67,107	$204	$627	$230,026

A summary of the loans evaluated for possible impairment follows:

	March 31, 2014	December 31, 2013
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$99	$99
Impaired Loans not Requiring a Loss Allowance	1,259	1,229

Total Impaired Loans	$1,358	$1,328

Loss Allowance on Impaired Loans	$99	$99

At March 31, 2014 and December 31, 2013, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at March 31, 2014 and December 31, 2013, was approximately $23,000 and $16,000, respectively.

The following table summarizes our impaired loans by portfolio segment as of the dates indicated.

As of March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$17	$17	$-	$19	$-
Home Equity Loans and Lines	97	97	-	64	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,145	1,145	-	1,161	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,259	$1,259	$-	$1,244	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	99	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$99	$99	$99	$99	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$17	$17	$-	$19	$-
Home Equity Loans and Lines	97	97	-	64	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	1,244	1,244	99	1,260	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,358	$1,358	$99	$1,343	$-

As of December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,177	1,177	-	500	47
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,229	$1,229	$-	$590	$49

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	960	4
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$99	$99	$99	$961	$4

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,276	1,276	99	1,460	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$1,328	$1,328	$99	$1,551	$53

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of March 31, 2014 and December 31, 2013.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
March 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$138,912	$28,094	$18,816	$61,098	$97	$801	$247,818
Special Mention	326	250	-	-	-	-	576
Substandard	17	31	-	1,145	-	66	1,259
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	99	-	-	99
Total	$139,255	$28,375	$18,816	$62,342	$97	$867	$249,752

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$138,718	$28,335	$21,728	$57,586	$197	$760	$247,324
Special Mention	331	250	-	-	-	-	581
Substandard	20	32	-	1,485	-	7	1,544
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	99	-	-	99
Total	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

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

	Three Months Ended March 31,
	2014	2013

Net Income	$620,000	$500,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(342,672)	(368,055)
Weighted Average Unearned RRP Shares	(29,302)	(53,801)
Weighted Average Treasury Shares	(3,477,514)	(3,453,013)

Weighted Average Shares Outstanding for Basic EPS	2,496,244	2,470,863

Earnings per Share, Basic	$0.25	$0.20

Weighted Average Shares Outstanding for Basic EPS	2,496,244	2,470,863
Effect of Dilutive Securities	160,315	142,243
Weighted Average Shares Outstanding for Diluted EPS	2,656,559	2,613,106

Earnings per Shares, Diluted	$0.23	$0.19

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at March 31, 2014 and December 31, 2013, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
March 31, 2014
Core/Leverage Capital	$47,337	15.09%	$9,411	3.00%	$15,684	5.00%
Tier 1 Risk-Based Capital	47,337	25.62%	7,369	4.00%	11,054	6.00%
Total Risk-Based Capital	49,580	26.83%	14,739	8.00%	18,424	10.00%

December 31, 2013
Core/Leverage Capital	$46,724	14.80%	$9,471	3.00%	$15,785	5.00%
Tier 1 Risk-Based Capital	46,724	25.37%	7,366	4.00%	11,049	6.00%
Total Risk-Based Capital	48,945	26.58%	14,732	8.00%	18,414	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)

Capital Under GAAP	$47,464	$46,879
Unrealized Gains on Available-for-Sale Securities	(127)	(155)
Tier 1 Capital	47,337	46,724

Allowance for Loan Losses	2,243	2,221
Total Risk-Based Capital	$49,580	$48,945

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

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.  All of the mortgage-backed securities reported at fair value on March 31, 2014, and December 31, 2013, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,177	$-	$3,177	$-
US Government and Agency Obligations	3,504	-	3,504	-
Equity Securities	286	286	-	-
Loans Held-for-Sale	-	-	-	-

Total	$6,967	$286	$6,681	$-

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,463	$-	$3,463	$-
US Government and Agency Obligations	2,023		2,023	-
Equity Securities	280	280	-	-
Loans Held-for-Sale	406	-	406	-

Total	$6,172	$280	$5,892	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at March 31, 2014 or December 31, 2013.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

	Fair Value Measurements
March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,259	$-	$-	$1,259
Other Real Estate Owned	545	-	545	-

Total	$1,804	$-	$545	$1,259

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,229	$-	$-	$1,229
Other Real Estate Owned	568	-	568	-

Total	$1,797	$-	$568	$1,229

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at March 31, 2014 or December 31, 2013.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate.  Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments.  A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$7,488	$7,488	$6,964	$6,964
Certificates of Deposit	481	483	481	484
Securities	51,507	52,686	53,112	54,149

Loans	249,957	254,338	249,700	254,872
Less Allowance for Loan Losses	(2,243)	(2,243)	(2,221)	(2,221)
Loans, Net of Allowance	247,714	252,095	247,479	252,651

Federal Home Loan Bank Stock	2,578	2,578	2,317	2,317

Financial Liabilities
Deposits	$202,586	$207,211	$202,508	$209,660
Borrowings	50,918	48,702	51,040	48,140

Unrecognized Financial Instruments
Commitments to Extend Credit	$29,687	$29,894	$33,330	$33,521

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets were $316.2 million at March 31, 2014, a decrease of $540,000 compared to December 31, 2013.  During the first three months of 2014, cash and cash equivalents increased by $524,000 to $7.5 million.  Total securities available-for-sale increased by $1.2 million while total securities held-for-investment decreased by $2.8 million during the first three months of 2014.  Net loans receivable were $247.7 million at March 31, 2014, an increase of $235,000 compared to December 31, 2013.

Total impaired loans were $1.4 million at March 31, 2014, an increase of $30,000 from December 31, 2013.  At these dates, our total impaired loans were comprised solely of nonaccrual loans.  Other real estate owned was $545,000 at March 31, 2014, a decrease of $23,000 compared to December 31, 2013.  Total non-performing assets were approximately $1.9 million at both March 31, 2014 and December 31, 2013.  Expressed as a percentage of total assets, nonperforming assets were 0.60% at March 31, 2014 and December 31, 2013.

Total deposits increased by $78,000, to $202.6 million at March 31, 2014 compared to $202.5 million at December 31, 2013.  As of March 31, 2014, non-interest bearing deposits were $15.9 million, and interest-bearing deposits were $186.7 million.  Total Federal Home Loan Bank advances were $50.9 million at March 31, 2014, a decrease of $122,000 from December 31, 2013.

Total shareholders’ equity was $58.0 million at March 31, 2014 and $57.9 million at December 31, 2013.  Net income of $620,000 during the first quarter of 2014 was partially offset by stock repurchases and the payment of a cash dividend.  During the three months ended March 31, 2014, the Company acquired 22,550 shares of its common stock at a total cost of $408,000 pursuant to its repurchase plans. Additionally, the Company paid its first cash dividend of $.05 per share of common stock, or $126,000 in the aggregate.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 15.09%, 25.69%, and 26.91%, respectively, at March 31, 2014.

Comparison of Our Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net income for the quarter ended March 31, 2014 was $620,000, an increase of $120,000 from the first quarter of 2013.  Diluted earnings per share were $0.23 and $0.19, respectively, for the quarters ended March 31, 2014 and 2013.  Net interest income was $2.5 million during the first quarter of 2014, an increase of $38,000 compared to the first quarter of 2013.  During the first quarter of 2014, our provision for loan losses decreased by $120,000, to $21,000, compared to the first quarter of 2013.  A decrease of $134,000 in our non-interest income was offset by a $153,000 decrease in non-interest expense between the respective quarterly periods ended March 31, 2014 and 2013.

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

	Three months Ended March 31,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$248,897	$2,740	4.40%	$217,766	$2,651	4.87%
Mortgage-backed Securities	49,204	374	3.04%	69,361	533	3.07%
Investment Securities	3,425	28	3.27%	6,376	38	2.38%
Other Interest-Earning Assets	6,424	4	0.25%	6,536	4	0.24%
Total Interest-Earning Assets	307,950	3,146	4.09%	300,039	3,226	4.30%

Non-Interest Earning Assets	9,125			8,369

Total Assets	$317,075			$308,408

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$61,377	34	0.22%	$55,191	29	0.21%
Certificates of Deposit	124,968	356	1.14%	127,278	403	1.27%
Total Interest-Bearing Deposits	186,345	390	0.84%	182,469	432	0.95%

Borrowings	53,304	271	2.03%	52,456	347	2.65%
Total Interest-Bearing Liabilities	239,649	661	1.10%	234,925	779	1.33%

Non-Interest Bearing Liabilities	19,524			18,059

Total Liabilities	259,173			252,984

Stockholders' Equity	57,902			55,424

Total Liabilities and Stockholders' Equity	$317,075			$308,408

Net Interest-Earning Assets	$68,301			$65,114

Net Interest Income; Average Interest Rate Spread		$2,485	2.99%		$2,447	2.97%

Net Interest Margin (2)			3.23%			3.26%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			128.50%			127.72%
_________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was approximately $2.5 million during the first quarter of 2014, an increase of $38,000 compared to the first quarter of 2013.  Between the respective quarterly periods, the average yield on our interest-earning assets declined by 21 basis points and the average cost of our interest-bearing liabilities decreased 23 basis points resulting in a two basis point increase in the average interest rate spread.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.23% and 3.26%, respectively, for the three month periods ended March 31, 2014, and March 31, 2013.

During the first quarter of 2014, interest income was $3.1 million, a decrease of $80,000 compared to the first quarter of 2013.  The average balance of interest earning assets increased by $7.9 million and the average yield on interest-earning assets decreased from 4.30% to 4.09% during the three month period ended March 31, 2014 compared to the same three month period in the prior year.  Interest income on loans receivable was $2.7 million during the first quarter of 2014, with an average balance of $248.9 million and an average yield of 4.40%.  Interest income of $2.7 million was earned on loans receivable with average balance of $217.8 million and an average yield of 4.87% during the first quarter of 2013.  The average balance of our mortgage-backed securities and CMOs decreased by $20.2 million, to $49.2 million, during the first quarter of 2014 compared to the first quarter of 2013, resulting in a decrease of $159,000 in interest income earned on mortgage-backed securities and CMOs in the 2014 period compared to the 2013 period.  Interest income on investment securities during the first quarter of 2014 was $28,000 compared to $38,000 during the first quarter of 2013.  The average yield on our investment securities portfolio increased to 3.28% in the quarter ended March 31, 2014 compared to 2.38% during the quarter ended March 31, 2013.  Interest income earned on other interest-earning assets was $4,000 for each of the respective three month periods ended March 31, 2014 and 2013.

Interest Expense.  Total interest expense was $661,000, with our total interest-bearing liabilities having an average cost of 1.10%, during the first quarter of 2014, compared to interest expense of $779,000 and an average cost of 1.33% for the first quarter of 2013.  The average rate paid on interest-bearing deposits was 0.84% during the quarter ended March 31, 2014, a decrease of 11 basis points from the quarter ended March 31, 2013.  Interest expense on borrowings was $271,000 at an average cost of 2.03% during the first quarter of 2014, and $347,000 at an average cost of 2.65% during the first quarter of 2013.

Provision for Loan Losses. The Company recorded a provision for loan losses of $21,000 during the first quarter of 2014 compared to $141,000 during the first quarter of 2013.  Our allowance for loan losses was $2.2 and $2.1 million, respectively, at March 31, 2014, and 2013. At such dates, our allowance for loan losses was 0.90% and 0.89%, respectively, of total loans receivable.  At March 31, 2014, total non-performing loans were $1.4 million, or 0.54% of total loans, and total non-performing assets were $1.9 million, or 0.60% of total assets.

Non-interest Income.  Non-interest income for the first quarter of 2014 was $363,000, a decrease of $134,000 from the first quarter of 2013.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $202,000 during the first quarter of 2014, a decrease of $36,000 from the comparable 2013 period.  Gains on the sale of mortgage loans were $140,000 and $181,000, respectively, during the quarters ended March 31, 2014 and 2013.  In the first quarter of 2013, the Company recorded a $59,000 gain on an equity investment in a small business investment company.  There was no such gain realized during the first quarter of 2014.  Other non-interest income was $21,000 and $19,000, respectively, during the three month periods ended March 31, 2014 and 2013.

Non-interest Expense. Total non-interest expense was $1.9 million for the first quarter of 2014, a decrease of $153,000 compared to the first quarter of 2013.  Salaries and employee benefits expense decreased by $112,000, to $1.1 million, for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  This decrease was primarily due to a reduction in the level of equity compensation associated with our stock option and recognition and retention plans.  During the first quarter of 2013, the majority of the awards associated with these plans became fully vested and expensed.  Occupancy expenses increased by $29,000, to $360,000, during the first quarter of 2014 compared to the first quarter of 2013 due primarily to increased data processing costs.  The Louisiana bank shares tax was $48,000 and $57,000, respectively, and our FDIC deposit insurance premiums were $37,000 and $38,000, respectively, for the three month periods ended March 31, 2014 and March 31, 2013.  The net cost associated with our OREO operations was $3,000 during the first quarter of 2014 compared to $18,000 during the first quarter of 2013.  Advertising expense decreased by $34,000 to $64,000 during the first three months of 2014 compared to the first three months of 2013, due to a reduction in consulting fees associated with our marketing programs.  Other non-interest expenses were $242,000 for the first quarter of 2014, and $253,000 for the first quarter of 2013.

Income Tax Expense. For the three month period ended March 31, 2014, the Company recorded income tax expense of $323,000, an increase of $57,000 from the three month period ended March 31, 2013. This increase in income tax expense was primarily due to an increase in pre-tax income of $177,000 between the respective quarterly periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2014, our cash and cash equivalents amounted to $7.5 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $7.0 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2014, we had certificates of deposit maturing within the next 12 months amounting to $90.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At March 31, 2014, we had $50.9 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At March 31, 2014, the Company had $100.6 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2014.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$124,673	$90,144	$23,491	$11,038	$-
FHLB Advances and Other Borrowings	50,918	5,504	7,884	10,970	26,560
Total Long-Term Debt	175,591	95,648	31,375	22,008	26,560

Operating Lease Obligations	93	44	44	5	-

Total Contractual Obligations	$175,684	$95,692	$31,419	$22,013	$26,560

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 30-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of purchases of shares pursuant to repurchase plans approved by the Company’s Board of Directors, as set forth in the following table.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

January 1 - January 31, 2014	14,800	$17.79	14,800	134,209
February 1 - February 28, 2014	7,750	18.59	7,750	126,459
March 1 - March 31, 2014	-	-	-	126,459
Total	22,550	$18.06	22,550

_______________
(1)
On February 27, 2013, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.  On November 1, 2013, the Company extended the duration of this repurchase plan to May 1, 2014.  On May 2, 2014, the duration of the repurchase program was extended for an additional twelve months to May 2, 2015.  As of March 31, 2014, there were 126,459 shares remaining to be purchased under this plan.

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

LOUISIANA BANCORP, INC.

Date: May 13, 2014	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 13, 2014	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer