Form 10-Q
period 2014-06-30
LOUISIANA BANCORP INC
filed 2014-08-13
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2014, there were 2,825,168 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) June 30, 2014	December 31, 2013
	(In Thousands)
Assets
Cash and Due from Banks	$2,191	$2,500
Short-Term Interest-Bearing Deposits	1,988	4,464
Total Cash and Cash Equivalents	4,179	6,964

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $2,825 and $5,404, respectively)	3,128	5,766
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $46,311 and $48,383, respectively)	44,919	47,346

Loans Held for Sale	854	406
Loans Held for Investment	256,643	249,294
Allowance for Loan Loss	(2,198)	(2,221)
Total Loans Receivable	255,299	247,479

Accrued Interest Receivable	882	893
Other Real Estate Owned	782	568
Stock in Federal Home Loan Bank	2,402	2,317
Premises and Equipment, Net	2,196	2,143
Other Assets	3,014	2,751
Total Assets	$317,282	$316,708

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$16,385	$15,125
Interest-Bearing	182,253	187,383
Total Deposits	198,638	202,508

Borrowings	55,451	51,040
Advance Payments by Borrowers for Taxes and Insurance	3,409	3,765
Accrued Interest Payable	124	130
Other Liabilities	2,025	1,326
Total Liabilities	259,647	258,769

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,825,168 and 2,886,642 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,549	63,533
Unearned ESOP Shares	(3,427)	(3,427)
Unearned Recognition and Retention Plan Shares	(358)	(368)
Treasury Stock, at Cost (3,520,564 shares and 3,459,090 shares, respectively)	(50,829)	(49,651)
Retained Earnings	48,437	47,550
Accumulated Other Comprehensive Income	200	239
Total Shareholders' Equity	57,635	57,939
Total Liabilities and Shareholders' Equity	$317,282	$316,708

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,718	$2,768	$5,458	$5,419
Mortgage Backed Securities	349	477	723	1,010
Investment Securities	14	37	42	75
Other Interest-Bearing Deposits	7	5	11	9
Total Interest and Dividend Income	3,088	3,287	6,234	6,513

Interest Expense
Deposits	392	422	781	854
Borrowings	268	328	539	675
Total Interest Expense	660	750	1,320	1,529

Net Interest Income	2,428	2,537	4,914	4,984

Provision for Loan Losses	44	6	65	147

Net Interest Income after Provision for Loan Losses	2,384	2,531	4,849	4,837

Non-Interest Income
Customer Service Fees	164	231	365	469
Gain on Sale of Loans	182	483	323	664
Gain on Sale of Securities	30	-	30	-
Gain on Investment in SBIC	-	234	7	293
Other Income	19	32	34	51
Total Non-Interest Income	395	980	759	1,477

Non-Interest Expense
Salaries and Employee Benefits	1,143	1,120	2,274	2,362
Occupancy Expense	379	337	739	668
Louisiana Bank Shares Tax	48	58	96	115
FDIC Insurance Premium	37	38	75	76
Supplies & Printing	42	29	72	69
Professional Service Fees	68	107	143	194
Net Cost of OREO Operations	42	55	45	73
Advertising Expense	83	99	147	197
Other Expenses	150	155	287	281
Total Non-Interest Expense	1,992	1,998	3,878	4,035

Income Before Income Tax Expense	787	1,513	1,730	2,279

Income Tax Expense	268	519	591	785

Net Income	$519	$994	$1,139	$1,494

Earnings Per Share
Basic	$0.21	$0.40	$0.46	$0.60
Diluted	$0.20	$0.38	$0.43	$0.57

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In Thousands)

Net Income	$1,139	$1,494

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(19)	(123)

Reclassification Adjustment for Gains Included in Net Income	(20)	-

Total Other Comprehensive Loss	(39)	(123)

Comprehensive Income	$1,100	$1,371

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Six Months Ended June 30, 2013	-	-	-	-	-	1,494	-	1,494
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(123)	(123)
Stock Purchased for Treasury	-	-	-	-	(2,552)	-	-	(2,552)
RRP Shares Earned	-	(43)	-	541	-	-	-	498
Stock Options Exercised	-	(54)	-	-	273	-	-	219
Stock Option Expense	-	50	-	-	-	-	-	50

Balances at June 30, 2013	$63	$63,316	$(3,681)	$(408)	$(49,643)	$46,336	$309	$56,292

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Six Months Ended June 30, 2014	-	-	-	-	-	1,139	-	1,139
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(39)	(39)
Dividends Paid						(252)		(252)
Stock Purchased for Treasury	-		-	-	(1,178)	-	-	(1,178)
RRP Shares Earned	-	2	-	10	-	-	-	12
Stock Option Expense	-	14	-	-	-	-	-	14

Balances at June 30, 2014	$63	$63,549	$(3,427)	$(358)	$(50,829)	$48,437	$200	$57,635

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,139	$1,494
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	136	127
Provision for Loan Losses	65	147
Net Increase in RRP Shares Earned	12	498
Stock Option Plan Expense	14	50
Net Premium Amortization	33	88
Deferred Income Tax Benefit	(152)	(7)
Gain on Sale of Securities	(30)	-
Gain on Sale of Loans	(323)	(664)
Loss on Sale of Property and Equipment	-	(1)
Originations of Loans Held-for-Sale	(8,750)	(27,338)
Proceeds from Sales of Loans Held-for-Sale	10,597	27,317
Net Decrease in Loans Held-for-Sale	(448)	(2,509)
Increase in Accrued Interest Receivable	11	45
Impairment of Other Real Estate Owned	28	60
Recovery of Other Real Estate Owned Principal	-	11
Decrease in Other Assets	(92)	(165)
Decrease in Accrued Interest Payable	(6)	(45)
Increase (Decrease) in Other Liabilities	699	(276)
Net Cash Provided by (Used In) Operating Activities	2,933	(1,168)

Cash Flows from Investing Activities
Purchase of Securities Available-for-Sale	(1,500)	-
Purchase of Securities Held-to-Maturity	(2,883)	-
Proceeds from Maturities of Securities Available-for-Sale	4,037	1,295
Proceeds from Maturities of Securities Held-to-Maturity	5,270	12,546
Proceeds from Sale of Securities Available-for-Sale	80	-
Net Increase in Loans Receivable	(9,226)	(19,243)
Purchase of Property and Equipment	(189)	(176)
Proceeds from Sale of Foreclosed Assets	23	-
Proceeds from Sale of Property and Equipment	-	1
Net Increase in Investment in Federal Home Loan Bank Stock	(85)	(760)
Net Cash Used in Investing Activities	(4,473)	(6,337)

	For the Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(3,870)	2,071
Decrease in Advances by Borrowers for Taxes and Insurance	(356)	(50)
Increase in Borrowings	4,411	2,510
Purchase of Treasury stock	(1,178)	(2,552)
Dividends Paid	(252)	-
Proceeds from Exercise of Stock Options	-	219
Net Cash (Used in) Provided by Financing Activities	(1,245)	2,198

Net Decrease in Cash and Cash Equivalents	(2,785)	(5,307)

Cash and Cash Equivalents, Beginning of Year	6,964	10,646

Cash and Cash Equivalents, End of Period	$4,179	$5,339

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,326	$1,574

Income Taxes	$466	$1,333

Loans Transferred to Other Real Estate Owned During the Period	$265	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of June 30, 2014 or December 31, 2013.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,679	129	-	1,808
FHLMC	1,012	84	-	1,096
	2,692	213	-	2,905

U.S. Government and Agency Obligations	-	-	-	-
Equity Securities	133	90	-	223

Total	$2,825	$303	$-	$3,128

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11	$1	$-	$12
FNMA	2,010	151	-	2,161
FHLMC	1,207	83	-	1,290
	3,228	235	-	3,463

U.S. Government and Agency Obligations	1,993	30	-	2,023
Equity Securities	183	97	-	280

Total	$5,404	$362	$-	$5,766

A summary of securities classified as held-to-maturity at June 30, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,701	$86	$-	$2,787
FNMA	15,921	820	-	16,741
FHLMC	5,417	519	-	5,936
	24,039	1,425	-	25,464

Collateralized Mortgage Obligations
FNMA	8,031	5	(41)	7,995
FHLMC	9,966	23	(22)	9,967
	17,997	28	(63)	17,962

Municipal Obligations
General Obligation Bonds	2,883	10	(8)	2,885
Total	$44,919	$1,463	$(71)	$46,311

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,026	$107	$-	$3,133
FNMA	18,094	749	(68)	18,775
FHLMC	6,496	544	-	7,040
	27,616	1,400	(68)	28,948

Collateralized Mortgage Obligations
FNMA	8,785	7	(191)	8,601
FHLMC	10,945	11	(122)	10,834
	19,730	18	(313)	19,435
Total	$47,346	$1,418	$(381)	$48,383

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of June 30, 2014.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$-	$-	$-	$-
One to Five Years	610	646	2,105	2,231
Five to Ten Years	2,082	2,259	4,381	4,708
Over Ten Years	-	-	38,433	39,372

	$2,692	$2,905	$44,919	$46,311
Equity Securities	133	223	-	-

Total	$2,825	$3,128	$44,919	$46,311

At June 30, 2014 and December 31, 2013, the Company held no available-for-sale securities that had unrealized losses.  The following table reflects our held-to-maturity securities with unrealized losses at June 30, 2014 and December 31, 2013.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2014
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
Collateralized Mortgage Obligations
FNMA	6	2,772	35	4,762
FHLMC	11	6,481	11	881
	17	9,253	46	5,643

Municipal Obligations	8	1,522	-	-

Total	$25	$10,775	$46	$5,643

December 31, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	68	7,573	-	-
FHLMC	-	-	-	-
	68	7,573	-	-

Collateralized Mortgage Obligations
FNMA	191	8,029	-	-
FHLMC	122	10,121	-	-
	313	18,150	-	-

Total	$381	$25,723	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2014	December 31, 2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$145,377	$139,069
Home Equity Loans and Lines	31,938	28,617
Multi-family Residential	20,190	21,728
Commercial Real Estate	58,900	59,170
Land	18	197
Total Loans Secured by Real Estate	256,423	248,781

Consumer and Other Loans
Loans Secured by Deposits	448	421
Other	404	346
Total Consumer and Other Loans	852	767

Less:
Allowance for Loan Losses	(2,198)	(2,221)
Net Deferred Loan Origination Fees/Costs	222	152
Total Loans, Net	$255,299	$247,479

A summary of our current, past due and nonaccrual loans as of June 30, 2014 and December 31, 2013 follows:

June 30, 2014	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$112	$112	$145,265	$145,377
Home Equity Loans and Lines	118	-	95	213	31,725	31,938
Multi-family Residential	-	-	-	-	20,190	20,190
Commercial Real Estate	-	-	847	847	58,053	58,900
Land	-	-	-	-	18	18
Consumer and Other Loans	-	-	-	-	852	852
Total	$118	$-	$1,054	$1,172	$256,103	$257,275

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$-	$-	$20	$20	$139,049	$139,069
Home Equity Loans and Lines	122	-	32	154	28,463	28,617
Multi-family Residential	-	-	-	-	21,728	21,728
Commercial Real Estate	308	-	1,276	1,584	57,586	59,170
Land	-	-	-	-	197	197
Consumer and Other Loans	7	-	-	7	760	767
Total	$437	$-	$1,328	$1,765	$247,783	$249,548

An analysis of the allowance for loan losses follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In Thousands)

Balance, Beginning of Period	$2,221	$1,917
Provision for Loan Losses	65	264
Loan Recoveries	21	71
Charge-Offs	(109)	(31)
Balance, End of Period	$2,198	$2,221

The following table details the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and June 30, 2013.

	Real Estate Secured Mortgage Loans
June 30, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for Loan Losses	51	31	(12)	(1)	(1)	(3)	65
Charge-Offs	-	(1)	-	(99)	-	(9)	(109)
Recoveries of prior charge-offs	7	3	-	-	-	11	21

Balance, End of Period	$1,184	$286	$178	$542	$1	$7	$2,198

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,184	286	178	542	1	7	2,198
	$1,184	$286	$178	$542	$1	$7	$2,198

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$112	$95	$-	$847	$-	$-	$1,054
Loans collectively evaluated for impairment	145,265	31,843	20,190	58,053	18	852	256,221
	$145,377	$31,938	$20,190	$58,900	$18	$852	$257,275

	Real Estate Secured Mortgage Loans
June 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for Loan Losses	113	21	36	9	-	(32)	147
Charge-Offs	-	(8)	-	-	-	(12)	(20)
Recoveries of prior charge-offs	5	5	-	-	-	44	54

Balance, End of Period	$974	$254	$196	$665	$2	$7	$2,098

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	974	254	196	574	2	7	2,007
	$974	$254	$196	$665	$2	$7	$2,098

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$47	$-	$-	$1,140	$-	$2	$1,189
Loans collectively evaluated for impairment	122,683	28,631	22,400	61,764	201	643	236,322
	$122,730	$28,631	$22,400	$62,904	$201	$645	$237,511

A summary of the loans evaluated for possible impairment follows:

	June 30, 2014	December 31, 2013
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$-	$99
Impaired Loans not Requiring a Loss Allowance	1,054	1,229

Total Impaired Loans	$1,054	$1,328

Loss Allowance on Impaired Loans	$-	$99

At June 30, 2014 and December 31, 2013, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at June 30, 2014 and December 31, 2013, was approximately $11,000 and $16,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit.

As of June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$112	$112	$-	$65	$-
Home Equity Loans and Lines	95	95	-	96	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	847	847	-	996	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,054	$1,054	$-	$1,157	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	50	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$-	$-	$-	$50	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$112	$112	$-	$65	$-
Home Equity Loans and Lines	95	95	-	96	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	847	847	-	1,046	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,054	$1,054	$-	$1,207	$-

As of December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,177	1,177	-	500	47
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,229	$1,229	$-	$590	$49

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	960	4
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-
Total	$99	$99	$99	$961	$4

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,276	1,276	99	1,460	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-
Total	$1,328	$1,328	$99	$1,551	$53

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of June 30, 2014 and December 31, 2013.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
June 30, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$144,945	$31,573	$20,190	$58,053	$18	$852	$255,631
Special Mention	320	270	-	-	-	-	590
Substandard	112	95	-	847	-	-	1,054
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$145,377	$31,938	$20,190	$58,900	$18	$852	$257,275

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$138,718	$28,335	$21,728	$57,586	$197	$760	$247,324
Special Mention	331	250	-	-	-	-	581
Substandard	20	32	-	1,485	-	7	1,544
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	99	-	-	99
Total	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$519,000	$994,000	$1,139,000	$1,494,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(342,672)	(368,055)	(342,672)	(368,055)
Weighted Average Unearned RRP Shares	(28,898)	(32,798)	(29,099)	(43,241)
Weighted Average Treasury Shares	(3,501,464)	(3,466,359)	(3,489,556)	(3,459,723)
Weighted Average Shares Outstanding for Basic EPS	2,472,698	2,478,520	2,484,405	2,474,713
Earnings per Share, Basic	$0.21	$0.40	$0.46	$0.60

Weighted Average Shares Outstanding for Basic EPS	2,472,698	2,478,520	2,484,405	2,474,713
Effect of Dilutive Securities	174,790	128,444	167,552	135,344
Weighted Average Shares Outstanding for Diluted EPS	2,647,488	2,606,964	2,651,957	2,610,057
Earnings per Share, Diluted	$0.20	$0.38	$0.43	$0.57

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at June 30, 2014 and December 31, 2013, are presented in the following table:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
June 30, 2014
Core/Leverage Capital	$47,832	15.12%	$9,491	3.00%	$15,818	5.00%
Tier 1 Risk-Based Capital	47,832	25.04%	7,640	4.00%	11,460	6.00%
Total Risk-Based Capital	50,030	26.19%	15,280	8.00%	19,100	10.00%

December 31, 2013
Core/Leverage Capital	$46,724	14.80%	$9,471	3.00%	$15,785	5.00%
Tier 1 Risk-Based Capital	46,724	25.37%	7,366	4.00%	11,049	6.00%
Total Risk-Based Capital	48,945	26.58%	14,732	8.00%	18,414	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)

Capital Under GAAP	$47,955	$46,879
Unrealized Gains on Available-for-Sale Securities	(123)	(155)
Tier 1 Capital	47,832	46,724

Allowance for Loan Losses	2,198	2,221
Total Risk-Based Capital	$50,030	$48,945

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.  All of the mortgage-backed securities reported at fair value on June 30, 2014, and December 31, 2013, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
June 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,905	$-	$2,905	$-
US Government and Agency Obligations	-	-	-	-
Equity Securities	223	223	-	-
Loans Held-for-Sale	854	-	854	-

Total	$3,982	$223	$3,759	$-

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,463	$-	$3,463	$-
US Government and Agency Obligations	2,023	-	2,023	-
Equity Securities	280	280	-	-
Loans Held-for-Sale	406	-	406	-

Total	$6,172	$280	$5,892	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2014 or December 31, 2013.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

	Fair Value Measurements
June 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,054	$-	$-	$1,054
Other Real Estate Owned	782	-	782	-

Total	$1,836	$-	$782	$1,054

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,229	$-	$-	$1,229
Other Real Estate Owned	568	-	568	-

Total	$1,797	$-	$568	$1,229

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2014 or December 31, 2013.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,179	$4,179	$6,964	$6,964
Certificates of Deposit	481	484	481	484
Securities	48,047	49,439	53,112	54,149

Loans	257,497	263,093	249,700	254,872
Less Allowance for Loan Losses	(2,198)	(2,198)	(2,221)	(2,221)
Loans, Net of Allowance	255,299	260,895	247,479	252,651

Federal Home Loan Bank Stock	2,402	2,402	2,317	2,317

Financial Liabilities
Deposits	$198,638	$205,333	$202,508	$209,660
Borrowings	55,451	53,849	51,040	48,140

Unrecognized Financial Instruments Commitments to Extend Credit	$36,358	$36,556	$33,330	$33,521

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets were $317.3 million at June 30, 2014, an increase of $574,000 compared to December 31, 2013.  During the first six months of 2014, our asset growth was primarily attributable to a $7.8 million increase in our net loan portfolio.  The net loan portfolio was $255.3 million at June 30, 2014 compared to $247.5 million at December 31, 2013. Loan growth during the first six months of 2014 was fueled primarily by a $6.3 million increase in our single-family residential mortgage loans and a $3.3 million increase in our funded home equity loans and lines of credit. Partially offsetting the increases in our single-family residential mortgage loans and home equity loans and lines of credit were decreases in the outstanding balances of our loans secured by multifamily residential mortgage loans and by commercial real estate of $1.5 million and $270,000, respectively, during the first six months of 2014. In addition, in the six month period ended June 30, 2014, our cash and cash equivalents decreased by $2.8 million to $4.2 million.  Total securities available-for-sale decreased by $2.6 million and total securities held-for-investment decreased by $2.4 million during the first six months of 2014.

Total impaired loans were $1.1 million at June 30, 2014, a decrease of $274,000 from December 31, 2013.  At both dates our total impaired loans were comprised solely of nonaccrual loans.  Other real estate owned was $782,000 at June 30, 2014, an increase of $214,000 compared to December 31, 2013.  This change was attributed to the foreclosure on a commercial office building with a fair value of $265,000, which was partially offset by the sale of a single family residence valued at $23,000 and a $28,000 write-down on a restaurant in Baton Rouge.  Total non-performing assets were approximately $1.8 million and $1.9 million, respectively at June 30, 2014 and December 31, 2013.  Expressed as a percentage of total assets, nonperforming assets were 0.58% at June 30, 2014 and 0.60% at December 31, 2013.

Total deposits decreased by $3.9 million, to $198.6 million at June 30, 2014 compared to $202.5 million at December 31, 2013.  This decrease was primarily due to the withdrawal of short-term interest bearing deposits by a single commercial depositor, which had been expected. During the first six months of 2014, non-interest bearing deposits increased by $1.3 million to $16.4 million, and interest-bearing deposits decreased by $5.2 million to $182.2 million.    Total Federal Home Loan Bank advances were $55.5 million at June 30, 2014, an increase of $4.4 million from December 31, 2013.  This increase in FHLB advances was in the form of short-term advances which were used to offset the out flow of deposits and fund the growth in our loan portfolio during the period.

Total shareholders’ equity was $57.6 million at June 30, 2014 and $57.9 million at December 31, 2013.  Net income of $1.1 million during the first half of 2014 was partially offset by treasury stock repurchases and the payment of a two quarterly cash dividends.  During the six months ended June 30, 2014, the Company acquired 61,474 shares of its common stock at a total cost of $1.2 million pursuant to its repurchase plans. Additionally, the Company paid quarterly cash dividends of $.05 per share of common stock, or $252,000 in the aggregate for the first and second quarters of 2014.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 15.12%, 25.04%, and 26.19%, respectively, at June 30, 2014.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2014 and 2013

General.  Net income for the quarter ended June 30, 2014 was $519,000, a decrease of $475,000 from the quarter ended June 30, 2013.  Net interest income between these quarterly periods declined by $109,000 to $2.4 million.  This decrease was primarily attributed to a 12 basis point decrease in our net interest spread.  Non-interest income for the second quarter of 2014 was $395,000 compared to $980,000 during the second quarter of 2013.  This decrease was primarily attributed to a $301,000 decrease in gains on the sale of loans and a $234,000 non-recurring gain on our equity investment in a small business investment company which was recognized in the second quarter of 2013.  Non-interest expense was relatively flat, at approximately $2.0 million for each of three month periods ended June 30, 2014 and 2013.

Net income for the six month period ended June 30, 2014 was $1.1 million, a decrease of $355,000 compared to the six month period ended June 30, 2013.  Net interest income was $4.9 million and $5.0 million, respectively, for the six month periods ended June 30, 2014 and 2013.  Our net interest spread during these six month periods was 2.94% and 3.00%, respectively and our net interest margin was 3.19% and 3.27%, respectively.  Non-interest income for the first six months of 2014 was $759,000 compared to $1.5 million during the first six months of 2013.  Similar to the changes between the respective three month periods referenced above, the decrease in non-interest income between the six month period ended June 30, 2014 and from the comparable period in 2013 was primarily attributed to a $341,000 decrease in gains on loans sold and a $286,000 decrease in gains on our equity investment in a small business investment company.  Non-interest expense was $3.9 million and $4.0 million, respectively for the six month periods ended June 30, 2014 and 2013.

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

	Three months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$250,783	$2,718	4.34%	$230,714	$2,768	4.80%
Mortgage-backed Securities	47,337	349	2.95%	62,450	477	3.06%
Investment Securities	1,501	14	3.73%	6,355	37	2.33%
Other Interest-Earning Assets	8,226	7	0.34%	9,524	5	0.21%
Total Interest-Earning Assets	307,847	3,088	4.01%	309,043	3,287	4.25%

Non-Interest Earning Assets	8,796			8,680

Total Assets	$316,643			$317,723

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$62,454	36	0.23%	$57,582	30	0.21%
Certificates of Deposit	122,518	356	1.16%	126,683	392	1.24%
Total Interest-Bearing Deposits	184,972	392	0.85%	184,265	422	0.92%

Borrowings	52,848	268	2.03%	59,534	328	2.20%
Total Interest-Bearing Liabilities	237,820	660	1.11%	243,799	750	1.23%

Non-Interest Bearing Liabilities	21,006			18,210

Total Liabilities	258,826			262,009

Stockholders' Equity	57,817			55,714

Total Liabilities and Stockholders' Equity	$316,643			$317,723

Net Interest-Earning Assets	$70,027			$65,244

Net Interest Income; Average Interest Rate Spread		$2,428	2.90%		$2,537	3.02%

Net Interest Margin (2)			3.15%			3.28%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			129.45%			126.76%

__________________________________________________________________
(1)   Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)   Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$250,154	$5,458	4.36%	$223,724	$5,419	4.84%
Mortgage-backed Securities	48,349	723	2.99%	65,926	1,010	3.06%
Investment Securities	2,273	42	3.70%	6,366	75	2.36%
Other Interest-Earning Assets	7,278	11	0.30%	8,669	9	0.21%
Total Interest-Earning Assets	308,054	6,234	4.05%	304,685	6,513	4.28%

Non-Interest Earning Assets	8,903			8,480

Total Assets	$316,957			$313,165

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$61,905	70	0.23%	$56,539	59	0.21%
Certificates of Deposit	123,610	711	1.15%	126,931	795	1.25%
Total Interest-Bearing Deposits	185,515	781	0.84%	183,470	854	0.93%

Borrowings	53,384	539	2.02%	55,965	675	2.41%
Total Interest-Bearing Liabilities	238,899	1,320	1.11%	239,435	1,529	1.28%

Non-Interest Bearing Liabilities	20,220			18,096

Total Liabilities	259,119			257,531

Stockholders' Equity	57,838			55,634

Total Liabilities and Stockholders' Equity	$316,957			$313,165

Net Interest-Earning Assets	$69,155			$65,250

Net Interest Income; Average Interest Rate Spread		$4,914	2.94%		$4,984	3.00%

Net Interest Margin (2)			3.19%			3.27%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			128.95%			127.25%

__________________________________________________________________
(1)   Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)   Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was approximately $2.4 million during the second quarter of 2014, a decrease of $109,000 compared to the second quarter of 2013.  Between the respective quarterly periods, the average yield on our interest-earning assets declined by 24 basis points while the average cost of our interest-bearing liabilities decreased 12 basis points, resulting in a 12 basis point decrease in the average interest rate spread.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.15% and 3.28%, respectively, for the three month periods ended June 30, 2014, and June 30, 2013.  During the second quarter of 2014, interest income was $3.1 million, a decrease of $199,000 compared to the second quarter of 2013.  The average balance of interest earning assets decreased by $1.2 million and the average yield on interest-earning assets decreased from 4.25% to 4.01% during the three month period ended June 30, 2014 compared to the same three month period in the prior year.  Interest income on loans receivable was $2.7 million during the second quarter of 2014, with an average balance of $250.8 million and an average yield of 4.34%.  Interest income of $2.8 million was earned on loans receivable with an average balance of $230.7 million and an average yield of 4.80% during the second quarter of 2013.  The average balance of our mortgage-backed securities and CMOs decreased by $15.1 million, to $47.3 million, during the second quarter of 2014 compared to the second quarter of 2013, resulting in a decrease of $128,000 in interest income earned on mortgage-backed securities and CMOs in the 2014 period compared to the 2013 period.  Interest income on investment securities during the second quarter of 2014 was $14,000, at an average yield of 3.73%, compared to $37,000, at an average yield of 2.33%, during the second quarter of 2013.  Interest income earned on other interest-earning assets was $7,000 and $5,000, respectively, for the three month periods ended June 30, 2014 and 2013.

During the six month period ended June 30, 2014, net interest income was $4.9 million, a decrease of $70,000 compared to the six month period ended June 30, 2013.  Our net interest rate spread between the respective six month periods decreased by six basis points and our net interest margin decreased by eight basis points.  Interest income decreased by $279,000, to $6.2 million, during the first six months of 2014 compared to the first six months of 2013.  Between the respective six month periods, the interest income benefit derived from a $3.4 million increase in our average interest-earning assets was offset by a 23 basis point decrease in the average yield earned on such assets.  Interest income on loans receivable was $5.5 million and $5.4 million, respectively, during the six month periods ended June 30, 2014 and 2013.  During these six month periods, the average balance of loans receivable increased by $26.4 million, however the average yield decreased by 48 basis points.  The growth in the average balance of our loans receivable was partially offset by a $17.6 million decrease in the average balance of our mortgage-backed securities and CMOs, a $4.1 million decrease in the average balance of our investment securities, and a $1.4 million decrease in other interest-earning assets.  The average yield earned on total interest-earning assets during the first six months of 2014 was 4.05% compared to 4.28% during the first six months of 2013.

Interest Expense.  Total interest expense was $660,000, with our interest-bearing liabilities having an average cost of 1.11%, during the second quarter of 2014, compared to interest expense of $750,000 and an average cost of 1.23% for the second quarter of 2013.  The average rate paid on interest-bearing deposits was 0.85% during the quarter ended June 30, 2014, a decrease of seven basis points from the quarter ended June 30, 2013.  Interest expense on borrowings was $268,000 at an average cost of 2.03% during the second quarter of 2014, and $328,000 at an average cost of 2.20% during the second quarter of 2013.

For the six month period ended June 30, 2014, total interest expense was $1.3 million, a decrease of $209,000 compared to the six month period ended June 30, 2013.  Average interest-bearing liabilities were $238.9 million with an average cost of 1.11% during the first six months of 2014 compared to average interest-bearing liabilities of $239.4 million with an average cost of 1.28% during the first six months of 2013.

Provision for Loan Losses. The Company recorded a provision for loan losses of $44,000 during the second quarter of 2014 compared to $6,000 during the second quarter of 2013.  Our allowance for loan losses was $2.2 and $2.1 million, respectively, at June 30, 2014 and 2013. At such dates, our allowance for loan losses was 0.85% and 0.88%, respectively, of total loans receivable.

During the six month periods ended June 30, 2014 and June 30, 2013, the Company reported provisions for loan losses of $65,000 and $147,000, respectively.  At June 30, 2014, total non-performing loans were $1.1 million, or 0.41% of total loans, and total non-performing assets were $1.8 million, or 0.58% of total assets.  At June 30, 2013, total non-performing loans were $1.2 million and total non-performing assets were $1.7 million.

Non-interest Income.  Non-interest income for the second quarter of 2014 was $395,000, a decrease of $585,000 from the second quarter of 2013.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $164,000 during the second quarter of 2014, a decrease of $67,000 from the comparable 2013 period.  Gains on the sale of mortgage loans decreased from $483,000 during the second quarter of 2013 to $182,000 during the second quarter of 2014 due to a decrease of $11.5 million in the principal balance of loans sold during the respective periods.  During the second quarter of 2013, the Company recorded a $234,000 gain on an equity investment in a small business investment company (“SBIC”).  There was no such gain realized during the second quarter of 2014, however the Company recorded a similar gain of $7,000 during the first quarter of 2014.  Other non-interest income was $19,000 and $32,000, respectively, during the quarterly periods ended June 30, 2014 and 2013.

For the six month periods ended June 30, 2014 and 2013, total non-interest income was $759,000 and $1.5 million, respectively.  Customer service fees decreased by $104,000 between the six month periods due primarily to a $179,000 decrease in commissions earned on brokered loan transactions.  This decrease was partially offset by an increase of $35,000 in deposit account service charges and a $40,000 increase in loan servicing fees.  Gains on the sale of mortgage loans were $323,000 during the second quarter of 2014 compared to $664,000 during the second quarter of 2013.  This decrease in gains on the sale of mortgage loans was directly related to a $15.4 million decrease in the principal balance of loans sold between the respective six month periods.  Gains on the sale of securities were $30,000 during the first six months of 2014.  There were no such sales during the first six months of 2013.  The Company recorded a gain of $7,000 on its investment in a SBIC during the six month period ended June 30, 2014 compared to a gain of $293,000 recorded during the six month period ended June 30, 2013.

Non-interest Expense. Total non-interest expense was $2.0 million for each of the quarterly periods ended June 30, 2014 and 2013.  Salaries and employee benefits expense increased by $23,000, to $1.1 million, for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.  Occupancy expenses increased by $42,000, to $379,000, during the second quarter of 2014 compared to the second quarter of 2013 due primarily to increased data processing costs and certain costs associated with the renovations of one of our branch offices.  Professional fees decreased by $41,000, to $33,000, between the respective quarters ended June 30, 2014 and 2013. The Louisiana bank shares tax was $48,000 and $58,000, respectively, and our FDIC deposit insurance premiums were $37,000 and $38,000, respectively, for the quarters ended June 30, 2014 and June 30, 2013.  The net cost associated with our OREO operations was $42,000 during the second quarter of 2014 compared to $55,000 during the second quarter of 2013.  Advertising expense decreased by $16,000 to $83,000 during the second quarter of 2014 compared to the second quarter of 2013, due to a reduction in consulting fees associated with our marketing programs.  Other non-interest expenses were $150,000 for the second quarter of 2014, and $155,000 for the second quarter of 2013.

Non-interest expense for the first six months of 2014 was $3.9 million, a decrease of $157,000 compared to the first six months of 2013.  Salaries and employee benefits cost decreased by $88,000 between the respective six month periods, to $2.3 million, due primarily to a reduction in the cost of our equity compensation plans.  During the first quarter of 2013, the majority of the awards associated with these plans became fully vested and expensed.  Occupancy expense for the six months ended June 30, 2014 was $739,000, an increase of $71,000 compared to the six months ended June 30, 2013.  This increase was attributable to the aforementioned increase in data processing cost and certain costs associated with the renovation of a branch office.  Our bank shares tax expense decreased by $19,000, professional fees decreased by $60,000, OREO operating cost decreased by $28,000, and advertising expense decreased by $50,000 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Income Tax Expense. For the three month period ended June 30, 2014, the Company recorded income tax expense of $268,000, a decrease of $251,000 from the three month period ended June 30, 2013. This decrease in income tax expense was primarily due to a decrease in pre-tax income of $726,000 between the respective quarterly periods.

Income tax expense was $591,000 based on pre-tax income of $1.7 million during the first six months of 2014 compared to income tax expense of $785,000 on pre-tax income of $2.3 million during the first six months of 2013.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2014, our cash and cash equivalents amounted to $4.2 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $3.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2014, we had certificates of deposit maturing within the next 12 months amounting to $85.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At June 30, 2014, we had $55.5 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At June 30, 2014, the Company had $91.4 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at June 30, 2014.

	Payments Due by Period
	Total	To 1 Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years
	(Dollars In Thousands)

Certificates of Deposit	$118,905	$85,298	$21,724	$11,883	$-
FHLB Advances and Other Borrowings	55,451	10,511	17,924	489	26,527
Total Long-Term Debt	174,356	95,809	39,648	12,372	26,527

Operating Lease Obligations	82	44	35	3	-

Total Contractual Obligations	$174,438	$95,853	$39,683	$12,375	$26,527

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)

April 1 - April 30, 2014	-	$-	-	126,459
May 1 - May 31, 2014	38,066	19.73	38,066	88,393
June 1 - June 30, 2014	858	20.17	858	87,535
Total	38,924	$19.74	38,924
_______________
(1)
On February 27, 2013, the Company announced a stock repurchase programs to acquire up to 150,000 shares of its outstanding common stock over a six-month period.  On November 1, 2013, the Company extended the duration of this repurchase plan to May 1, 2014.  On May 2, 2014, the duration of the repurchase program was extended for an additional twelve months to May 2, 2015.  As of June 30, 2014, there were 87,535 shares remaining to be purchased under this plan.

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

LOUISIANA BANCORP, INC.
Date: August 13, 2014	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 13, 2014	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer