Form 10-Q
period 2014-09-30
LOUISIANA BANCORP INC
filed 2014-11-13
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________

FORM 10-Q
__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33573
__________________
Louisiana Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________

Louisiana	20-8715162
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Veterans Memorial Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-1190
(Registrant’s Telephone Number, Including Area Code)
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2014, there were 2,796,533 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	September 30, 2014	December 31, 2013
	(In Thousands)
Assets
Cash and Due from Banks	$2,444	$2,500
Short-Term Interest-Bearing Deposits	1,435	4,464
Total Cash and Cash Equivalents	3,879	6,964

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $2,648 and $5,404, respectively)	2,914	5,766
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $43,587 and $48,383, respectively)	42,379	47,346

Loans Held for Sale	671	406
Loans Held for Investment	264,035	249,294
Allowance for Loan Loss	(2,265)	(2,221)
Total Loans Receivable	262,441	247,479

Accrued Interest Receivable	876	893
Other Real Estate Owned	-	568
Stock in Federal Home Loan Bank	2,700	2,317
Premises and Equipment, Net	2,442	2,143
Other Assets	3,605	2,751
Total Assets	$321,717	$316,708

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$18,309	$15,125
Interest-Bearing	176,984	187,383
Total Deposits	195,293	202,508

Borrowings	61,381	51,040
Advance Payments by Borrowers for Taxes and Insurance	4,709	3,765
Accrued Interest Payable	126	130
Other Liabilities	2,411	1,326
Total Liabilities	263,920	258,769

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,796,533 and 2,886,642 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,555	63,533
Unearned ESOP Shares	(3,427)	(3,427)
Unearned Recognition and Retention Plan Shares	(358)	(368)
Treasury Stock, at Cost (3,549,199 shares and 3,459,090 shares, respectively)	(51,403)	(49,651)
Retained Earnings	49,192	47,550
Accumulated Other Comprehensive Income	175	239
Total Shareholders' Equity	57,797	57,939

Total Liabilities and Shareholders' Equity	$321,717	$316,708

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,843	$2,735	$8,301	$8,154
Mortgage Backed Securities	325	440	1,048	1,450
Investment Securities	20	36	62	111
Other Interest-Bearing Deposits	4	5	15	14
Total Interest and Dividend Income	3,192	3,216	9,426	9,729

Interest Expense
Deposits	360	407	1,141	1,261
Borrowings	270	289	809	964
Total Interest Expense	630	696	1,950	2,225

Net Interest Income	2,562	2,520	7,476	7,504

Provision for Loan Losses	30	96	95	243

Net Interest Income after Provision for Loan Losses	2,532	2,424	7,381	7,261

Non-Interest Income
Customer Service Fees	185	161	550	630
Gain on Sale of Loans	218	163	541	827
Gain on Sale of Securities	-	-	30	-
Gain on Sale of OREO	361	-	361	-
Gain on Investment in SBIC	-	-	7	293
Other Income	12	26	46	77
Total Non-Interest Income	776	350	1,535	1,827

Non-Interest Expense
Salaries and Employee Benefits	1,151	1,115	3,425	3,477
Occupancy Expense	393	348	1,132	1,016
Louisiana Bank Shares Tax	48	38	144	153
FDIC Insurance Premium	38	39	113	115
Supplies & Printing	36	34	109	103
Professional Service Fees	78	98	221	293
Net Cost of OREO Operations	(4)	4	42	77
Advertising Expense	69	81	216	278
Other Expenses	167	127	453	407
Total Non-Interest Expense	1,976	1,884	5,855	5,919

Income Before Income Tax Expense	1,332	890	3,061	3,169

Income Tax Expense	453	314	1,043	1,099

Net Income	$879	$576	$2,018	$2,070

Earnings Per Share
Basic	$0.36	$0.23	$0.82	$0.83
Diluted	$0.33	$0.22	$0.76	$0.79

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In Thousands)

Net Income	$2,018	$2,070

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(44)	(151)

Reclassification Adjustment for Gains Included in Net Income	(20)	-

Total Other Comprehensive Loss	(64)	(151)

Comprehensive Income	$1,954	$1,919

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Nine Months Ended September 30, 2013	-	-	-	-	-	2,070	-	2,070
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(151)	(151)
Stock Purchased for Treasury	-	-	-	-	(2,552)	-	-	(2,552)
RRP Shares Earned	-	(43)	-	541	-	-	-	498
Stock Options Exercised	-	(54)	-	-	273	-	-	219
Stock Option Expense	-	62	-	-	-	-	-	62

Balances at September 30, 2013	$63	$63,328	$(3,681)	$(408)	$(49,643)	$46,912	$281	$56,852

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Nine Months Ended September 30, 2014	-	-	-	-	-	2,018	-	2,018
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(64)	(64)
Dividends Paid	-	-	-	-	-	(376)	-	(376)
Stock Purchased for Treasury	-	-	-	-	(1,752)	-	-	(1,752)
RRP Shares Earned	-	2	-	10	-	-	-	12
Stock Option Expense	-	20	-	-	-	-	-	20

Balances at September 30, 2014	$63	$63,555	$(3,427)	$(358)	$(51,403)	$49,192	$175	$57,797

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,018	$2,070
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	204	194
Provision for Loan Losses	95	243
Net Increase in RRP Shares Earned	12	498
Stock Option Plan Expense	20	62
Net Premium Amortization	54	112
Deferred Income Tax Expense	75	5
Gain on Sale of Securities	(30)	-
Gain on Sale of Loans	(541)	(827)
Loss (Gain) on Sale of Property and Equipment	29	(6)
Gain on Sale of OREO	(361)	-
Originations of Loans Held-for-Sale	(18,323)	(33,680)
Proceeds from Sales of Loans Held-for-Sale	20,327	35,913
Net (Increase) Decrease in Loans Held-for-Sale	(216)	1,426
Decrease in Accrued Interest Receivable	17	50
Impairment of Other Real Estate Owned	28	60
Recovery of Other Real Estate Owned Principal	-	11
Increase in Other Assets	(897)	(376)
Decrease in Accrued Interest Payable	(4)	(46)
Increase (Decrease) in Other Liabilities	1,085	(190)
Net Cash Provided by Operating Activities	3,592	5,519

Cash Flows from Investing Activities
Increase in certificates of deposit in other institutions	(56)	-
Purchase of Securities Available-for-Sale	(1,500)	-
Purchase of Securities Held-to-Maturity	(2,883)	-
Proceeds from Maturities of Certificates of Deposits	56	-
Proceeds from Maturities of Securities Available-for-Sale	4,213	5,700
Proceeds from Maturities of Securities Held-to-Maturity	7,789	16,812
Proceeds from Sale of Securities Available-for-Sale	80	-
Net Increase in Loans Receivable	(16,569)	(35,221)
Purchase of Property and Equipment	(532)	(210)
Proceeds from Sale of Property and Equipment	-	99
Proceeds from Sale of Foreclosed Assets	1,166	-
Net Increase in Investment in Federal Home Loan Bank Stock	(383)	(814)
Net Cash Used in Investing Activities	(8,619)	(13,634)

See accompanying notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(7,215)	930
Decrease in Advances by Borrowers for Taxes and Insurance	944	1,630
Increase in Borrowings	10,341	4,137
Purchase of Treasury stock	(1,752)	(2,552)
Dividends Paid	(376)	-
Proceeds from Exercise of Stock Options	-	219

Net Cash Provided by Financing Activities	1,942	4,364

Net Decrease in Cash and Cash Equivalents	(3,085)	(3,751)

Cash and Cash Equivalents, Beginning of Year	6,964	10,646

Cash and Cash Equivalents, End of Period	$3,879	$6,895

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$1,954	$2,271

Income Taxes	$602	$1,925

Loans Transferred to Other Real Estate Owned During the Period	$265	$22

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month period ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of September 30, 2014 or December 31, 2013.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at September 30, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,582	115	-	1,697
FHLMC	932	71	-	1,003
	2,515	186	-	2,701

U.S. Government and Agency Obligations	-	-	-	-
Equity Securities	133	80	-	213

Total	$2,648	$266	$-	$2,914

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11	$1	$-	$12
FNMA	2,010	151	-	2,161
FHLMC	1,207	83	-	1,290
	3,228	235	-	3,463

U.S. Government and Agency Obligations	1,993	30	-	2,023
Equity Securities	183	97	-	280

Total	$5,404	$362	$-	$5,766

A summary of securities classified as held-to-maturity at September 30, 2014 and December 31, 2013, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,568	$84	$-	$2,652
FNMA	14,918	675	(5)	15,588
FHLMC	4,985	464	-	5,449
	22,471	1,223	(5)	23,689

Collateralized Mortgage Obligations
FNMA	7,576	5	(48)	7,533
FHLMC	9,450	26	(21)	9,455
	17,026	31	(69)	16,988

Municipal Obligations
General Obligation Bonds	2,882	28	-	2,910

Total	$42,379	$1,282	$(74)	$43,587

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,026	$107	$-	$3,133
FNMA	18,094	749	(68)	18,775
FHLMC	6,496	544	-	7,040
	27,616	1,400	(68)	28,948

Collateralized Mortgage Obligations
FNMA	8,785	7	(191)	8,601
FHLMC	10,945	11	(122)	10,834
	19,730	18	(313)	19,435
Total	$47,346	$1,418	$(381)	$48,383

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of September 30, 2014.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$-	$-	$-	$-
One to Five Years	548	578	1,866	1,968
Five to Ten Years	1,967	2,123	4,002	4,282
Over Ten Years	-	-	36,511	37,337

	$2,515	$2,701	$42,379	$43,587

Equity Securities	133	213	-	-

Total	$2,648	$2,914	$42,379	$43,587

At September 30, 2014 and December 31, 2013, the Company held no available-for-sale securities that had unrealized losses.  The following table reflects our held-to-maturity securities with unrealized losses at September 30, 2014 and December 31, 2013.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
September 30, 2014
Mortgage-Backed Securities
FNMA	$5	$2,456	$-	$-
	5	2,456	-	-
Collateralized Mortgage Obligations
FNMA	31	5,009	17	2,108
FHLMC	21	3,832	-	-
	52	8,841	17	2,108

Municipal Obligations	-	-	-	-

Total	$57	$11,297	$17	$2,108

December 31, 2013
Mortgage-Backed Securities
FNMA	68	7,573	-	-
	68	7,573	-	-

Collateralized Mortgage Obligations
FNMA	191	8,029	-	-
FHLMC	122	10,121	-	-
	313	18,150	-	-

Total	$381	$25,723	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	September 30, 2014	December 31, 2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$151,807	$139,069
Home Equity Loans and Lines	31,551	28,617
Multi-family Residential	21,271	21,728
Commercial Real Estate	59,031	59,170
Land	17	197

Total Loans Secured by Real Estate	263,677	248,781

Consumer and Other Loans
Loans Secured by Deposits	430	421
Other	326	346

Total Consumer and Other Loans	756	767

Less:
Allowance for Loan Losses	(2,265)	(2,221)
Net Deferred Loan Origination Fees/Costs	273	152

Total Loans, Net	$262,441	$247,479

A summary of our current, past due and nonaccrual loans as of September 30, 2014 and December 31, 2013 follows:

September 30, 2014	30-89 Days Past Due	90 Days More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$209	$-	$106	$315	$151,492	$151,807
Home Equity Loans and Lines	61	-	67	128	31,423	31,551
Multi-family Residential	-	-	-	-	21,271	21,271
Commercial Real Estate	-	-	816	816	58,215	59,031
	-	-	-	-	17	17
Consumer and Other Loans	5	-	-	5	751	756

Total	$275	$-	$989	$1,264	$263,169	$264,433

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$-	$-	$20	$20	$139,049	$139,069
Home Equity Loans and Lines	122	-	32	154	28,463	28,617
Multi-family Residential	-	-	-	-	21,728	21,728
Commercial Real Estate	308	-	1,276	1,584	57,586	59,170
Land	-	-	-	-	197	197
Consumer and Other Loans	7	-	-	7	760	767

Total	$437	$-	$1,328	$1,765	$247,783	$249,548

An analysis of the allowance for loan losses follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In Thousands)

Balance, Beginning of Period	$2,221	$1,917
Provision for Loan Losses	95	264
Loan Recoveries	62	71
Charge-Offs	(113)	(31)
Balance, End of Period	$2,265	$2,221

The following table details the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and September 30, 2013.

	Real Estate Secured Mortgage Loans
September 30, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for Loan Losses	108	31	(2)	(34)	(2)	(6)	95
Charge-Offs	-	(4)	-	(99)	-	(10)	(113)
Recoveries of prior charge-offs	9	4	-	35	-	14	62

Balance, End of Period	$1,243	$284	$188	$544	$-	$6	$2,265

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,243	284	188	544	-	6	2,265
	$1,243	$284	$188	$544	$-	$6	$2,265

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$106	$67	$-	$816	$-	$-	$989
Loans collectively evaluated for impairment	151,701	31,484	21,271	58,215	17	756	263,444
	$151,807	$31,551	$21,271	$59,031	$17	$756	$264,433

	Real Estate Secured Mortgage Loans
September 30, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for Loan Losses	247	12	28	(10)	-	(34)	243
Charge-Offs	-	(8)	-	-	-	(13)	(21)
Recoveries of prior charge-offs	8	9	-	-	-	47	64

Balance, End of Period	$1,111	$249	$188	$646	$2	$7	$2,203

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	1,111	249	188	555	2	7	2,112
	$1,111	$249	$188	$646	$2	$7	$2,203

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$22	$19	$-	$2,411	$-	$-	$2,452
Loans collectively evaluated for impairment	137,063	28,171	21,423	57,402	199	649	244,907
	$137,085	$28,190	$21,423	$59,813	$199	$649	$247,359

A summary of the loans evaluated for possible impairment follows:

	September 30, 2014	December 31, 2013
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$-	$99
Impaired Loans not Requiring a Loss Allowance	989	1,229

Total Impaired Loans	$989	$1,328

Loss Allowance on Impaired Loans	$-	$99

At September 30, 2014 and December 31, 2013, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at September 30, 2014 and December 31, 2013, was approximately $8,000 and $16,000, respectively.

The following table provides additional information with respect to impaired loans by portfolio segment.

As of September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$106	$106	$-	$64	$-
Home Equity Loans and Lines	67	67	-	73	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	816	816	-	996	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$989	$989	$-	$1,133	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	50	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$-	$-	$-	$50	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$106	$106	$-	$64	$-
Home Equity Loans and Lines	67	67	-	73	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	816	816	-	1,046	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$989	$989	$-	$1,183	$-

As of December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,177	1,177	-	500	47
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,229	$1,229	$-	$590	$49

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	960	4
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$99	$99	$99	$961	$4

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-family Residential	-	-	-	2	-
Commercial Real Estate	1,276	1,276	99	1,460	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-

Total	$1,328	$1,328	$99	$1,551	$53

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of September 30, 2014 and December 31, 2013.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
September 30, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$150,790	$31,235	$21,271	$58,031	$17	$756	$262,100
Special Mention	911	249	-	184	-	-	1,344
Substandard	106	67	-	816	-	-	989
Loss	-	-	-	-	-	-	-
Total	$151,807	$31,551	$21,271	$59,031	$17	$756	$264,433

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$138,718	$28,335	$21,728	$57,586	$197	$760	$247,324
Special Mention	331	250	-	-	-	-	581
Substandard	20	32	-	1,485	-	7	1,544
Loss	-	-	-	99	-	-	99
Total	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$879,000	$576,000	$2,018,000	$2,070,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(342,672)	(368,055)	(342,672)	(368,055)
Weighted Average Unearned RRP Shares	(28,502)	(32,402)	(28,898)	(39,588)
Weighted Average Treasury Shares	(3,542,663)	(3,458,673)	(3,507,453)	(3,459,369)

Weighted Average Shares Outstanding for Basic EPS	2,431,895	2,486,602	2,466,709	2,478,720

Earnings per Share, Basic	$0.36	$0.23	$0.82	$0.83

Weighted Average Shares Outstanding for Basic EPS	2,431,895	2,486,602	2,466,709	2,478,720
Effect of Dilutive Securities	185,116	142,788	173,407	137,825
Weighted Average Shares Outstanding for Diluted EPS	2,617,011	2,629,390	2,640,116	2,616,545

Earnings per Share, Diluted	$0.33	$0.22	$0.76	$0.79

NOTE 5 – REGULATORY CAPITAL

The actual and required regulatory capital amounts and ratios applicable to the Bank at September 30, 2014 and December 31, 2013, are presented in the following table.  On September 30, 2014, the Bank declared a dividend in the amount of $6 million payable to the Company, which reduced the Bank’s capital levels.  This dividend from the Bank to the Company is reflected in the capital amounts and ratios included in the table below at September 30, 2014.

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
September 30, 2014
Core/Leverage Capital	$42,701	13.31%	$9,624	3.00%	$16,040	5.00%
Tier 1 Risk-Based Capital	42,701	21.95%	7,783	4.00%	11,674	6.00%
Total Risk-Based Capital	44,966	23.11%	15,565	8.00%	19,456	10.00%

December 31, 2013
Core/Leverage Capital	$46,724	14.80%	$9,471	3.00%	$15,785	5.00%
Tier 1 Risk-Based Capital	46,724	25.37%	7,366	4.00%	11,049	6.00%
Total Risk-Based Capital	48,945	26.58%	14,732	8.00%	18,414	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)

Capital Under GAAP	$42,807	$46,879
Unrealized Gains on Available-for-Sale Securities	(106)	(155)
Tier 1 Capital	42,701	46,724

Allowance for Loan Losses	2,265	2,221
Total Risk-Based Capital	$44,966	$48,945

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

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.  All of the mortgage-backed securities reported at fair value on September 30, 2014, and December 31, 2013, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
September 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,701	$-	$2,701	$-
US Government and Agency Obligations	-	-	-	-
Equity Securities	213	213	-	-
Loans Held-for-Sale	671	-	671	-

Total	$3,585	$213	$3,372	$-

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,463	$-	$3,463	$-
US Government and Agency Obligations	2,023	-	2,023	-
Equity Securities	280	280	-	-
Loans Held-for-Sale	406	-	406	-

Total	$6,172	$280	$5,892	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at September 30, 2014 or December 31, 2013.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	Fair Value Measurements
September 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$989	$-	$-	$989
Other Real Estate Owned	-	-	-	-

Total	$989	$-	$-	$989

	Fair Value Measurements
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,229	$-	$-	$1,229
Other Real Estate Owned	568	-	568	-

Total	$1,797	$-	$568	$1,229

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at September 30, 2014 or December 31, 2013.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$3,879	$3,879	$6,964	$6,964
Certificates of Deposit	481	482	481	484
Securities	45,293	46,501	53,112	54,149

Loans	264,706	268,959	249,700	254,872
Less Allowance for Loan Losses	(2,265)	(2,265)	(2,221)	(2,221)
Loans, Net of Allowance	262,441	266,694	247,479	252,651

Federal Home Loan Bank Stock	2,700	2,700	2,317	2,317

Financial Liabilities
Deposits	$195,293	$201,913	$202,508	$209,660
Borrowings	61,381	59,464	51,040	48,140

Unrecognized Financial Instruments
Commitments to Extend Credit	$44,348	$44,552	$33,330	$33,521

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2014.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets were $321.7 million at September 30, 2014, an increase of $5.0 million compared to December 31, 2013.  During the first nine months of 2014, our asset growth was primarily attributable to a $15.0 million increase in our net loan portfolio, which was partially offset by a $3.1 million decrease in cash and cash equivalents, and a $7.8 million decrease in our securities portfolio.  The net loan portfolio was $262.4 million at September 30, 2014 compared to $247.5 million at December 31, 2013. During the first nine months of 2014, single-family mortgage loans grew by $12.7 million and home equity loans and lines of credit increased by $2.9 million while the remaining sectors of our loan portfolio experienced slight decreases.  Total securities available-for-sale decreased by $2.8 million and total securities held-to-maturity decreased by $5.0 million during the first nine months of 2014.

Total impaired loans were $989,000 at September 30, 2014, a decrease of $339,000 from December 31, 2013.  At both dates our total impaired loans were comprised solely of nonaccrual loans.  At September 30, 2014, our non-performing loans consisted of $106,000 in single-family first mortgage loans, $67,000 in home equity loans and lines of credit, and $816,000 in mortgage loans secured by commercial real estate. At September 30, 2014, the Bank held no assets as real estate owned compared to $568,000 at December 31, 2013.  Total non-performing assets were $989,000 and $1.9 million, respectively at September 30, 2014 and December 31, 2013.  Expressed as a percentage of total assets, nonperforming assets were 0.31% at September 30, 2014 and 0.60% at December 31, 2013.

Total deposits decreased by $7.2 million, to $195.3 million at September 30, 2014 compared to $202.5 million at December 31, 2013.  During the first nine months of 2014, non-interest bearing deposits increased by $3.2 million to $18.3 million, and interest-bearing deposits decreased by $10.4 million to $177.0 million.  The decrease in interest-bearing deposits was primarily due to the outflow of high-balance rate-sensitive certificates of deposit and an expected large withdrawal from one commercial depositor.  Total Federal Home Loan Bank advances were $61.4 million at September 30, 2014, an increase of $10.3 million from December 31, 2013.  This increase in FHLB advances was in the form of short-term advances which were used to offset the out flow of deposits and fund the growth in our loan portfolio during the period.

Total shareholders’ equity was $57.8 million at September 30, 2014 and $57.9 million at December 31, 2013.  Net income of $2.0 million during the first nine months of 2014 was partially offset by treasury stock repurchases and the payment of three quarterly cash dividends.  During the nine months ended September 30, 2014, the Company acquired 90,109 shares of its common stock at a total cost of $1.8 million pursuant to its repurchase plans. Additionally, the Company paid three quarterly cash dividends of $0.05 per share of common stock, or $376,000 in the aggregate during the first three quarters of 2014.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 13.31%, 21.95%, and 23.11%, respectively, at September 30, 2014.  The Bank’s capital ratios reflect a $6 million dividend payable to the Company that was declared on September 30, 2014.  This dividend from the Bank to the Company provided the Company with additional liquidity to execute its capital management strategies including, but not limited to, the payment of cash dividends and to fund future stock repurchase plans.

Comparison of Our Operating Results for the Three Months and Nine Months Ended September 30, 2014 and 2013

General.  Net income for the quarter ended September 30, 2014 was $879,000, an increase of $303,000 from the quarter ended September 30, 2013.  Net interest income was approximately $2.6 million during the third quarter of 2014, an increase of $42,000 compared to the third quarter of 2013.  Between the respective quarterly periods, the average yield on our interest-earning assets declined by four basis points while the average cost of our interest-bearing liabilities decreased ten basis points, resulting in a six basis point increase in the average interest rate spread.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.30% and 3.26%, respectively, for the three month periods ended September 30, 2014 and September 30, 2013.  In addition, during the third quarter of 2014 compared to the third quarter of 2013, our provisions for loan losses decreased by $66,000 to $30,000, and non-interest income increased by $426,000 to $776,000.  This increase in non-interest income was primarily attributed to a net gain of $361,000 on the disposition of other real estate owned and a $55,000 increase in gains on the sale of loans.

Net income for the nine month period ended September 30, 2014 was $2.0 million, a decrease of $52,000 compared to the nine month period ended September 30, 2013.  Net interest income was approximately $7.5 million, for each of the nine month periods ended September 30, 2014 and 2013.  Our net interest spread during these nine month periods was 2.98% and 3.00%, respectively and our net interest margin was 3.23% and 3.27%, respectively.  Non-interest income for the first nine months of 2014 was $1.5 million compared to $1.8 million during the first nine months of 2013.  Non-interest expense was approximately $5.9 million for each of the nine month periods ended September 30, 2014 and 2013.

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

	Three months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$258,570	$2,843	4.40%	$241,133	$2,735	4.54%
Mortgage-backed Securities	43,593	325	2.98%	56,691	440	3.10%
Investment Securities	3,098	20	2.58%	5,333	36	2.70%
Other Interest-Earning Assets	4,993	4	0.32%	6,225	5	0.32%
Total Interest-Earning Assets	310,254	3,192	4.12%	309,382	3,216	4.16%

Non-Interest Earning Assets	8,946			8,928

Total Assets	$319,200			$318,310

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$63,209	35	0.22%	$59,143	32	0.22%
Certificates of Deposit	117,198	325	1.11%	124,487	375	1.20%
Total Interest-Bearing Deposits	180,407	360	0.80%	183,630	407	0.89%

Borrowings	58,529	270	1.85%	58,940	289	1.96%
Total Interest-Bearing Liabilities	238,936	630	1.05%	242,570	696	1.15%

Non-Interest Bearing Liabilities	22,754			19,173

Total Liabilities	261,690			261,743

Stockholders' Equity	57,510			56,567

Total Liabilities and Stockholders' Equity	$319,200			$318,310

Net Interest-Earning Assets	$71,318			$66,812

Net Interest Income; Average Interest Rate Spread		$2,562	3.07%		$2,520	3.01%

Net Interest Margin (2)			3.30%			3.26%

Average Interest-Earning Assets
to Average Interest-Bearing Liabilities			129.85%			127.54%
____________________________________________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$253,013	$8,301	4.37%	$229,523	$8,154	4.74%
Mortgage-backed Securities	46,395	1,048	3.01%	62,911	1,450	3.07%
Investment Securities	2,913	62	2.84%	5,955	111	2.49%
Other Interest-Earning Assets	6,605	15	0.30%	7,987	14	0.23%
Total Interest-Earning Assets	308,926	9,426	4.07%	306,376	9,729	4.23%

Non-Interest Earning Assets	8,897			8,598

Total Assets	$317,823			$314,974

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$62,282	105	0.22%	$57,281	91	0.21%
Certificates of Deposit	121,516	1,036	1.14%	126,057	1,170	1.24%
Total Interest-Bearing Deposits	183,798	1,141	0.83%	183,338	1,261	0.92%

Borrowings	55,235	809	1.95%	57,155	964	2.25%
Total Interest-Bearing Liabilities	239,033	1,950	1.09%	240,493	2,225	1.23%

Non-Interest Bearing Liabilities	21,063			18,540

Total Liabilities	260,096			259,033

Stockholders' Equity	57,727			55,941

Total Liabilities and Stockholders' Equity	$317,823			$314,974

Net Interest-Earning Assets	$69,893			$65,883

Net Interest Income; Average Interest Rate Spread		$7,476	2.98%		$7,504	3.00%

Net Interest Margin (2)			3.23%			3.27%

Average Interest-Earning Assets
to Average Interest-Bearing Liabilities			129.24%			127.39%
____________________________________________________________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Total interest income was approximately $3.2 million for each of the quarterly periods ended September 30, 2014 and 2013.  The average balance of interest earning assets decreased by $872,000 and the average yield on interest-earning assets decreased from 4.16% to 4.12% during the three month period ended September 30, 2014 compared to the same three month period in the prior year.  Interest income on loans receivable was $2.8 million during the third quarter of 2014, with an average balance of $258.6 million and an average yield of 4.40%.  Similarly, interest income of $2.7 million was earned on loans receivable with an average balance of $241.1 million and an average yield of 4.54% during the third quarter of 2013.  The average balance of our mortgage-backed securities and CMOs decreased by $13.1 million, to $43.6 million, during the third quarter of 2014 compared to the third quarter of 2013, resulting in a decrease of $115,000 in interest income earned on mortgage-backed securities and CMOs in the 2014 period compared to the 2013 period.  Interest income on investment securities during the third quarter of 2014 was $20,000, at an average yield of 2.58%, compared to $36,000, at an average yield of 2.70%, during the third quarter of 2013.  Interest income earned on other interest-earning assets was $4,000 and $5,000, respectively, for the three month periods ended September 30, 2014 and 2013.

During the nine month period ended September 30, 2014, net interest income was $7.5 million, a decrease of $28,000 compared to the nine month period ended September 30, 2013.  Our net interest rate spread between the respective nine month periods decreased by two basis points and our net interest margin decreased by four basis points.  Interest income decreased by $303,000, to $9.4 million, during the first nine months of 2014 compared to the first nine months of 2013.  Between these respective nine month periods, the average balance of our interest-earning assets increased by $2.6 million, while the average yield on such assets decreased by 16 basis points.  Interest income on mortgage loans receivable was $8.3 million and $8.2 million, respectively, during the nine month periods ended September 30, 2014 and 2013.  During these nine month periods, the average balance of mortgage loans receivable increased by $23.5 million, however the average yield decreased by 37 basis points.  The growth in the average balance of our mortgage loans receivable was partially offset by a $16.5 million decrease in the average balance of our mortgage-backed securities and CMOs, a $3.0 million decrease in the average balance of our investment securities, and a $1.4 million decrease in other interest-earning assets.  The average yield earned on total interest-earning assets during the first nine months of 2014 was 4.07% compared to 4.23% during the first nine months of 2013.

Interest Expense.  Total interest expense was $630,000, with our interest-bearing liabilities having an average cost of 1.05%, during the third quarter of 2014, compared to interest expense of $696,000 and an average cost of 1.15% for the third quarter of 2013.  The average rate paid on interest-bearing deposits was 0.80% during the quarter ended September 30, 2014, a decrease of nine basis points from the quarter ended September 30, 2013.  Interest expense on borrowings was $270,000 at an average cost of 1.85% during the third quarter of 2014, and $289,000 at an average cost of 1.96% during the third quarter of 2013.

For the nine month period ended September 30, 2014, total interest expense was $2.0 million, a decrease of $275,000 compared to the nine month period ended September 30, 2013.  Average interest-bearing liabilities were $239.0 million with an average cost of 1.09% during the first nine months of 2014 compared to average interest-bearing liabilities of $240.5 million with an average cost of 1.23% during the first nine months of 2013.

Provision for Loan Losses. The Company recorded a provision for loan losses of $30,000 during the third quarter of 2014 compared to $96,000 during the third quarter of 2013.  Our allowance for loan losses was $2.3 million at September 30, 2014, an increase of $44,000 compared to December 31, 2013. At such dates, our allowance for loan losses was 0.86% and 0.89%, respectively, of total loans receivable.

During the nine month periods ended September 30, 2014 and September 30, 2013, the Company reported provisions for loan losses of $95,000 and $243,000, respectively.  At September 30, 2014, total non-performing loans and total non-performing assets were $989,000. At September 30, 2013, total non-performing loans were $2.5 million and total non-performing assets were $3.0 million.

Non-interest Income.  Non-interest income for the third quarter of 2014 was $776,000, an increase of $426,000 from the third quarter of 2013.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $185,000 during the third quarter of 2014, an increase of $24,000 from the comparable 2013 period.  Gains on the sale of mortgage loans increased from $163,000 during the third quarter of 2013 to $218,000 during the third quarter of 2014 due to an increase of $1.1 million in the principal balance of loans sold during the respective periods.  During the third quarter of 2014, the Bank recorded a net gain of $361,000 on the disposal of two OREO properties.  The Bank realized a gain of $365,000 on the disposition of its participation interest in a multi-purpose development in Baton Rouge, Louisiana, which was reduced by a loss of $4,000 on the disposal of a restaurant in Baton Rouge, Louisiana.  There were no such OREO sales in the third quarter of 2013.  Other non-interest income was $12,000 and $26,000, respectively, during the three month periods ended September 30, 2014 and 2013.

For the nine month periods ended September 30, 2014 and 2013, total non-interest income was $1.5 million and $1.8 million, respectively.  Customer service fees were $550,000 during the first nine months of 2014, a decrease of $80,000 compared to first nine months of 2013.  Between these respective nine month periods, loan servicing fees increased by $42,000 and deposit account charges increased by $48,000, while fees earned on brokered loan originations decreased by $171,000.  The Bank realized gains of $541,000 on the sale of $19.8 million in mortgage loans during the nine month period ended September 30, 2014, compared to gains of $827,000 on the sale of $35.1 million in mortgage loans during the nine month period ended September 30, 2013.  During the 2014 nine month period, we reported gains on the sale of securities of $30,000 and gains on the disposal of OREO properties of $361,000. There were no such gains recognized on the sale of securities or the sale of OREO during the 2013 nine month period.  The Company reported gains on its equity investment in a small business investment company of $7,000 and $293,000, respectively, for the nine month periods ended September 30, 2014 and 2013.  Other non-interest income was $46,000 and $77,000, respectively, during the nine month periods ended September 30, 2014 and 2013.

Non-interest Expense Total non-interest expense was $2.0 million during the third quarter of 2014, an increase of $92,000 compared to third quarter of 2013.  Salaries and employee benefits expense increased by $36,000, occupancy expenses increased by $45,000, and our Louisiana bank shares tax expense increased by $10,000 during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.  Our professional service fees decreased by $20,000 and our advertising expense decreased by $12,000 between the respective quarterly periods ended September 30, 2014 and 2013.  Other non-interest expenses were $167,000 for the third quarter of 2014, and $127,000 for the third quarter of 2013.  The increase in our other non-interest expense was primarily due to a $29,000 loss on the disposal of certain fixed assets.  These fixed assets were part of our former Metairie-Lakefront branch, which is being replaced with a modern banking facility.  We are currently providing service to our branch customers on this site from a temporary building.

Non-interest expense for the first nine months of 2014 was $5.9 million, a decrease of $64,000 compared to the first nine months of 2013.  Salaries and employee benefits cost decreased by $52,000 between the respective nine month periods, to $3.4 million, due primarily to a reduction in the cost of our equity compensation plans and employee health insurance premiums.  Occupancy expense for the nine months ended September 30, 2014 was $1.1 million, an increase of $116,000 compared to the nine months ended September 30, 2013.  This increase was attributed to an increase in data processing costs and certain costs associated with the rebuilding of our Metairie-Lakefront branch office.  Our professional fees expense decreased by $72,000, OREO operating costs decreased by $35,000, and advertising expense decreased by $62,000 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Other non-interest expenses were $453,000 and $407,000, respectively, for the nine month periods ended September 30, 2014 and 2013.

Income Tax Expense. For the three month period ended September 30, 2014, the Company recorded income tax expense of $453,000, an increase of $139,000 from the three month period ended September 30, 2013. This increase in income tax expense was primarily due to an increase in pre-tax income of $442,000 between the respective quarterly periods.

Income tax expense was $1.0 million based on pre-tax income of $3.1 million during the first nine months of 2014 compared to income tax expense of $1.1 million on pre-tax income of $3.2 million during the first nine months of 2013.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2014, our cash and cash equivalents amounted to $3.9 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $2.9 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2014, we had certificates of deposit maturing within the next 12 months amounting to $77.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At September 30, 2014, we had $61.4 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At September 30, 2014, the Company had $83.4 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at September 30, 2014.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$114,089	$77,336	$23,522	$13,231	$-
FHLB Advances and Other Borrowings	61,381	16,546	18,341	-	26,494
Total Long-Term Debt	175,470	93,882	41,863	13,231	26,494

Operating Lease Obligations	80	44	35	1	-

Total Contractual Obligations	$175,550	$93,926	$41,898	$13,232	$26,494

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

July 1 - July 31, 2014	28,635	$20.00	28,635	58,900
August 1 - August 31, 2014	-	-	-	58,900
September 1 - September 30, 2014	-	-	-	58,900
Total	28,635	$20.00	28,635
 _______________
(1)
On February 27, 2013, the Company announced a stock repurchase program to acquire up to 150,000 shares of its outstanding common stock over a six-month period.  On November 1, 2013, the Company extended the duration of this repurchase plan to May 1, 2014.  On May 2, 2014, the duration of the repurchase program was extended for an additional twelve months to May 2, 2015.  As of September 30, 2014, there were 58,900 shares remaining to be purchased under this plan.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a) List of exhibits: (filed herewith unless otherwise noted)

31.1	Rule 13a-14(a)/15d-14(a) /Section 302 Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)/Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISIANA BANCORP, INC.
Date: November 13, 2014	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer