Form 10-K
period 2014-12-31
LOUISIANA BANCORP INC
filed 2015-03-27
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES ☐ NO ☒

The aggregate market value of the 1,758,827 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $19.84 for the common stock on June 30, 2014, as reported by the Nasdaq Stock Market, was approximately $34.9 million. Shares of common stock held by executive officers, directors, the Company’s Employee Stock Ownership Plan and the 2007 Recognition and Retention Plan have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 27, 2015: 2,906,592

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

LOUISIANA BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans following the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  The Bank currently operates out of its headquarters and three traditional bank branches located in the New Orleans, Louisiana metropolitan area.  At December 31, 2014, the Bank had 67 full-time employees and three part-time employees. At December 31, 2014, 2013 and 2012, the Company had total assets of $333.3 million, $316.7 million, and $311.9 million, respectively.   Net interest income during these years was $10.1 million, $10.1 million and $10.0 million, respectively, and net income was $2.8 million, $2.7 million, and $2.5 million, respectively.

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

We are an active originator of residential home mortgage loans and commercial real estate loans in our market area.  Our commercial real estate loans are primarily secured by multi-family residential collateral, non-residential collateral and vacant land.  Our business plan is focused on developing a portfolio of residential home loans and commercial real estate loans that will benefit the residents and small to mid-sized businesses of the New Orleans metropolitan area.  Our total real estate loan portfolio has grown from $179.7 million at December 31, 2010, to $276.2 million at December 31, 2014.  At December 31, 2014, our one-to four-family residential loans comprised 58.2%, or $161.1 million, of the total loan portfolio, while multi-family residential, commercial real estate and land loans comprised 29.9%, or $82.7 million, of total loans. Home equity loans and lines of credit were $32.3 million, or 11.7%, of the total loan portfolio at December 31, 2014.

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

Market Area and Competition

Bank of New Orleans’ primary market area is southeastern Louisiana, in general and, more specifically, Jefferson Parish, Orleans Parish and St. Tammany Parish.  Jefferson, Orleans and St. Tammany Parishes are the three largest parishes in the seven parish New Orleans Metropolitan Statistical Area (“MSA”).  According to the latest data available from the U.S. Census Bureau, the estimated populations of Jefferson, Orleans and St. Tammany Parishes as of December 31, 2014, were 434,767, 378,715, and 242,333, respectively.  Based on these estimates, Jefferson, Orleans and St. Tammany Parishes are ranked second, third, and fifth, respectively, in total population within the state.  Jefferson and St. Tammany Parishes have traditionally been referred to as suburban markets, characterized by relatively high levels of home ownership and per capita income.  Orleans Parish has been considered an urban community with home ownership rates below 50% and per capita income below the state average.

The local economy in southern Louisiana is reliant on a variety of sectors.  Traditionally, the oil industry, the Port of New Orleans and tourism were the bellwethers of the local economy.  The local economy has diversified, although oil, shipping and tourism remain important sectors of the economy.  According to the U.S. Bureau of Labor Statistics, the trade, transportation and utilities sector represented 20.7% of the New Orleans MSA non-farm labor force at December 31, 2014, followed by education and health services (16.2%), leisure and hospitality (14.2%), and professional and business services (13.4%).  The trade, transportation, and utilities sector includes wholesale trade, retail trade, transportation and warehousing, and utilities.  During the last quarter of 2014, the average price per barrel of crude oil fell significantly, which has raised concerns about the state and local economy.  The Bureau of Labor statistics database indicates that the mining and logging industry sector, which includes oil and gas extraction, comprises 2.6% of the state workforce and 1.4% of the New Orleans workforce.  Although the direct impact on the workforce data at December 31, 2014 was minimal, our state derives a significant portion of its funding from taxes, licenses and fees imposed on the production and distribution of oil and oil derivative products.  The indirect impact on salaries and employment of industries that do business with oil companies could be significant if prices remain low for an extended period of time.  We believe that the lower oil prices in effect at December 31, 2014 will have a minimal impact on our loan portfolio in the near term, however, if prices remain suppressed for an extended period, the negative impact on our state economy may adversely affect our loan portfolio.

At December 31, 2014, the U.S. Bureau of Labor Statistics estimated that the seasonally adjusted unemployment rate for the nation was 5.6%, a decrease of 1.1% from December 31, 2013.  The unemployment rate for state of Louisiana and the New Orleans MSA was 7.2% and 6.1%, respectively, at December 31, 2014.  These rates indicate a year-over-year increase in the unemployment rate of 1.8% for the state and 1.4% for the New Orleans MSA.  State economists attribute the increase in the unemployment rate to an increase in the work force, not a decrease in the number of jobs.  During 2014, the number of seasonally adjusted nonfarm jobs increased by approximately 28,800, while the civilian labor force increased by 105,000.

According to data provided by the National Association of Realtors, the average sales price of existing single family residential units in the New Orleans MSA increased by 0.9% during 2014 compared to an increase of 7.4% in 2013.  During 2014, the average sales price of existing single family residential units increased by 0.8%, 3.5% and 4.6%, respectively, in  Jefferson, St. Tammany and Orleans Parishes.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  In the New Orleans MSA, as of June 30, 2014, there were 36 FDIC-insured institutions competing for a share of the deposit market.  Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us.  Based on the most recent data available through the FDIC, the Bank’s $206.8 million in deposits at June 30, 2014 represented a deposit market share of 0.63% for the seven parish New Orleans MSA, and a 0.68% market share for Jefferson, Orleans and St. Tammany Parishes.  Of the 34 FDIC-insured institutions operating in Jefferson, Orleans and St. Tammany Parishes as of June 30, 2014, we rank 16th in terms of deposit market share.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.  We believe that the presence of a local executive management team provides the Bank with an advantage over the national banks in our market area, particularly as it relates to the credit approval process.

Lending Activities

General.  At December 31, 2014, our net loan portfolio totaled $274.9 million, or 82.5% of total assets.  Our principal lending activity is the origination of first mortgage loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area.  In addition, the Bank originates home equity loans and lines of credit secured by residential real estate.  Over the past several years, we have increased our emphasis on originating multi-family (over four units) residential and commercial real estate loans.  We also originate consumer loans, consisting of loans secured by deposits, auto loans, and unsecured home improvement loans, in addition to commercial and personal loans. We do not originate sub-prime, “alt-a”, no-interest, or “no-doc” loans, nor do we hold any such loans in our loan portfolio.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real estate loans:
One- to four-family residential(1)	$161,134	58.2%	$139,069	55.7%	$107,556	50.0%	$105,718	53.5%	$98,635	54.5%
Home equity loans and lines	32,346	11.7	28,617	11.5	26,305	12.2	18,467	9.3	15,745	8.7
Multi-family residential	20,844	7.5	21,728	8.7	17,644	8.2	14,591	7.4	11,785	6.5
Commercial real estate	61,874	22.4	59,170	23.7	62,771	29.2	56,492	28.6	52,594	29.0
Land loans	17	--	197	0.1	206	0.1	1,299	0.7	951	0.5
Total real estate loans	276,215	99.8	248,781	99.7	214,482	99.7	196,567	99.5	179,710	99.2
Consumer and other loans:
Loans secured by deposits	350	0.1	421	0.2	458	0.2	568	0.3	464	0.3
Other	332	0.1	346	0.1	266	0.1	452	0.2	900	0.5
Total consumer loans	682	0.2	767	0.3	724	0.3	1,020	0.5	1,364	0.8
Total loans	$276,897	100.0%	$249,548	100.0%	$215,206	100.0%	$197,587	100.0%	$181,074	100.0%
Less:
Deferred loan (costs)/fees	(397)		(152)		130		150		205
Allowance for loan losses	2,368		2,221		1,917		1,805		1,759
Net loans	$274,926		$247,479		$213,159		$195,632		$179,110

(Footnotes on next page)

(1)
For purposes of this report on Form 10-K, the one- to four-family residential category consists of single-family residential mortgage loans secured by first mortgages.  We typically have second mortgages on home equity loans and lines of credit.  Total loans include $620,000, $406,000, and $1.8 million of loans held-for-sale at December 31, 2014, 2013, and 2012, respectively.  We held no loans for sale at December 31, 2011 or 2010.

Contractual Terms to Final Maturities. The following tables show the scheduled contractual maturities of our loans as of December 31, 2014, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account anticipated loan prepayments.

	One- to Four-Family Residential	Home Equity Loans & Lines	Multi-family Residential	Commercial Real Estate
	(In Thousands)
Amounts due after December 31, 2014 in:
One year or less	$484	$397	$457	$122
After one year through two years	441	433	3,020	4,507
After two years through three years	2,562	550	2,900	2,668
After three years through five years	2,506	2,073	3,330	9,418
After five years through ten years	31,449	6,336	5,069	28,002
After ten years through 15 years	73,201	6,837	3,614	17,157
After 15 years	50,491	15,720	2,454	-
Total	$161,134	$32,346	$20,844	$61,874

	Land Loans	Consumer and Other	Total Loans
	(In Thousands)
Amounts due after December 31, 2014 in:
One year or less	$--	$151	$1,611
After one year through two years	--	320	8,721
After two years through three years	--	58	8,738
After three years through five years	--	144	17,471
After five years through ten years	17	9	70,882
After ten years through 15 years	--	-	100,809
After 15 years	--	-	68,665
Total	$17	$682	$276,897

The following table shows the dollar amount of our loans at December 31, 2014 due after December 31, 2015 as shown in the preceding tables, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
Real Estate Loans:	(In Thousands)
One- to four-family residential	$119,444	$41,206	$160,650
Home equity loans & lines	9,257	22,692	31,949
Multi-family residential	18,808	1,579	20,387
Commercial real estate	57,354	4,398	61,752
Land loans	17	--	17
Consumer and other	514	17	531
Total	$205,394	$69,892	$275,286

Loan Originations.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  Single-family residential mortgage loan applications and consumer loan applications are taken primarily at our main office.  Applications for other loans typically are taken personally by our commercial loan officers or consumer loan officers, although they may be received by a branch office initially and then referred to our commercial loan officers or consumer loan officers.  All loan applications are processed and underwritten centrally at our main office.

Our single-family residential mortgage loans are written on standardized documents used by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area or other markets in Louisiana.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  Generally, we have purchased such loans without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  At December 31, 2014, Bank of New Orleans held a $383,000 purchased participation interest in a $766,000 loan secured by a single-family residence in Lafayette, Louisiana.  As of such date, this loan represented the Bank’s sole participation interest.

In addition, Bank of New Orleans also occasionally sells participation interests in loans it originates.  We generally have sold participation interests when a loan would exceed our internal limitations for concentrations of credit, or exceeds our statutory loans-to-one borrower limit.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $7.6 million at December 31, 2014.  At December 31, 2014, the Bank’s five largest borrowers, and their related entities, have aggregate loan exposures of $5.9 million, $5.9 million, $4.0 million, $3.4 million and $3.4 million, respectively, and all of such loans were performing in accordance with their terms at such date.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loan originations:
Real Estate Loans:
One- to four-family residential	$78,174	$98,805	$85,061
Home equity loans and lines	17,737	11,324	3,641
Multi-family residential	1,885	6,542	5,228
Commercial real estate	21,805	17,163	16,689
Land loans	87	-	-
Consumer and other	307	215	163
Total loan originations	119,995	134,049	110,782
Loans purchased(1)	-	1,000	-
Loans sold	(27,335)	(40,913)	(59,169)
Loan principal repayments	(65,046)	(59,772)	(33,664)
Total loans sold and principal repayments	(92,381)	(100,685)	(92,833)
Transfer to other real estate owned	(265)	(22)	(330)
Increase (decrease) due to other items, net(2)	98	(22)	(92)
Net increase in total loans	$27,447	$34,320	$17,527
_______________
(1)	Includes purchases of participation interests in loans.
(2)	Other items consist of deferred fees and the allowance for loan losses.

One-to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At December 31, 2014, $161.1 million of our total loan portfolio consisted of single-family residential mortgage loans, an increase of $22.1 million from December 31, 2013, and an increase of $62.5 million from December 31, 2010.  Originations of one- to four-family loans were $78.2 million, $98.8 million, and $85.1 million, respectively, for the years ended December, 31, 2014, 2013 and 2012.  During this three-year period, our single-family residential real estate loans as a percentage of total loans increased from 53.5% at December 31, 2011, to 58.2% at December 31, 2014.

Our single-family residential mortgage loans are underwritten according to the standards and procedures established by our Board of Directors.  Our single-family residential mortgage loan originations include loans that are underwritten on terms and documentation conforming to guidelines issued by Fannie Mae, and non-conforming loans.  Non-conforming loans consists of “jumbo” loans, those loan which have principal balances in excess of the Fannie Mae conforming loan limit of $417,000, and other loans that are not eligible for sale in the secondary market, but have been otherwise been prudently underwritten.  Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office in order to underwrite the creditworthiness of the loan.  Once our underwriting process is completed, the loan package is submitted to our mortgage loan committee for approval. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10, 15, 20 or 30 years.  We generally sell into the secondary market our newly originated secondary market eligible loans with 30-year terms to maturity.  In addition, we originate adjustable rate mortgage (“ARM”) loans, where the interest rate either adjusts on an annual basis or is fixed for an initial period of three, five, or seven years and then adjusts annually.  The retention of ARM loans helps management mitigate the risk that future interest rate increases may have on our portfolio.  We do not originate ARM loans that would be considered “sub-prime”, interest-only, or those that provide for the negative amortization of principal.  At December 31, 2014, $41.2 million, or 25.6%, of our one- to four-family residential loan portfolio maturing after December 31, 2015 consisted of ARM loans.  In addition to traditional mortgage loan products offered by the Bank, we also offer reverse mortgages on an agency basis where we sell the origination to a third party that “table funds” the loan at closing.

We underwrite one- to four-family conforming residential mortgage loans with loan-to-value ratios of up to 97%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  On certain non-conforming loans, private mortgage insurance may not be required subject to discretion provided in the Bank’s lending policy.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one- to four-family first mortgage loans.  Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.  Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in the portfolio and we generally exercise our rights under these clauses.

Home Equity Loans and Lines of Credit.  In addition to the origination of first mortgage loans secured by single-family residences, the Bank also originates home equity loans and lines of credit, typically secured by second mortgages.  At December 31, 2014, our total home equity loans and lines of credit were $32.3 million, an increase of $3.7 million from December 31, 2013.  Our home equity loans have fixed rates of interest and final maturities of 5, 10 or 15 years.  Our home equity lines of credit generally have floating interest rates tied to the Wall Street Journal prime index.  In some cases, a fixed credit spread may be added to the index based on the creditworthiness of the borrower, as determined by our underwriting policies and procedures.  At December 31, 2014, the unused portion of our home equity lines of credit was $26.9 million.

Multi-Family Residential, Commercial Real Estate and Land Loans. At December 31, 2014, our multi-family residential, commercial real estate and land loans amounted to an aggregate of $82.7 million, or 29.9% of our total loan portfolio.  Our aggregate multi-family residential, commercial real estate and land loans increased by $1.6 million from December 31, 2013 to December 31, 2014, and by $17.4 million from December 31, 2010 to December 31, 2014.

Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area.  At December 31, 2014, our multi-family residential real estate loans were $20.8 million, or 7.5% of our total loan portfolio, and consisted primarily of loans secured by properties with 20 or fewer rental units.  The average outstanding balance of our multi-family residential loans was $490,000, with our largest multi-family residential loan having an available credit line of $3.0 million at December 31, 2014.   Our commercial real estate loans comprised 22.4% of our total loan portfolio, and had an aggregate balance of $61.9 million at December 31, 2014.  The five largest commercial real estate loans outstanding at year end 2014 were $3.0 million, $2.9 million, $2.8 million, $2.6 million and $2.5 million, and all of such loans were performing in accordance with all their terms at such date.

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

Consumer and Other Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer and other loans amounted to $682,000, or 0.2% of our total loan portfolio at December 31, 2014.  Our consumer loans include loans secured by deposit accounts, automobile loans, home improvement loans, and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.

In addition to consumer loans, the Bank offers secured and unsecured commercial loans and lines of credit.  Our non-mortgage commercial loans and lines of credit at December 31, 2014 consisted of a single loan in the amount of $198,000.

Consumer and non-mortgage commercial loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  During 2014, we recorded charge-offs of $10,000 related to consumer and non-mortgage commercial loans.  In 2013, we had $22,000 in charge-offs related to consumer loans, of which $17,000 was recovered during 2014.

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

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger multi-family residential, commercial real estate and construction loans are individually evaluated for impairment.  As of December 31, 2014 and 2013, our recorded investment in impaired loans was $961,000 and $1.3 million, respectively.

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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above.  Our recorded investment in assets classified as “substandard” was $1.5 million for each of the years ended December 31, 2014, and 2013.  At December 31, 2014, $17,000 of our allowance for loan losses was allocated to such substandard loans.  At December 31, 2013, $99,000 of the allowance for loan losses was allocated to substandard loans.  At December 31, 2014, we had $555,000 in assets classified as “special mention” compared to $581,000 in “special mention” assets at December 31, 2013.

Delinquent Loans.  At December 31, 2014, we had $825,000 in loans delinquent 30 to 89 days, compared to $437,000 at December 31, 2013.  Our loans delinquent 30 to 89 days as of December 31, 2014 were composed of two single-family residential mortgage loans totaling $807,000 and one home equity loan with a principal balance of $18,000.

The following table shows the delinquencies in our loan portfolio (other than past-due loans on non-accrual status) as of the dates indicated.

	December 31, 2014				December 31, 2013
	30-89 Days Overdue		90 or More Days Overdue and Still Accruing		30-89 Days Overdue		90 or More Days Overdue and Still Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Real Estate Loans:	(Dollars in Thousands)
One- to four-family residential	2	$807	--	$--	-	$-	--	$--
Home equity loans and lines	1	18			6	122
Multi-family residential	-	-	--	--	-	-	--	--
Commercial real estate	-	-			1	308
Land	-	-			-	-
Consumer and other	-	-	--	--	4	7	--	--
Total delinquent loans	3	$825	--	$--	11	$437	--	$--
Delinquent loans to total net loans		0.30%		--%		0.18%		--%
Delinquent loans to total loans		0.30%		--%		0.18%		--%

Non-Performing Loans and Real Estate Owned.  Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.  At December 31, 2014, our non-performing loans totaled $961,000, a decrease of $367,000 from December 31, 2013.  The largest component of our non-performing loans at December 31, 2014 was a single nonresidential mortgage loan secured by commercial real estate with an aggregate carrying value of $783,000.

For the years ended December 31, 2014 and 2013, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $9,000 and $16,000, respectively.

At December 31, 2014, the Bank held no other real estate owned compared to $568,000 at December 31, 2013.  At December 31, 2013, other real estate owned consisted primarily of two properties, our 0.6% participation interest in a $170 million mixed-use property development in Baton Rouge, Louisiana having a carrying value of $370,000 at such date, and a restaurant in Baton Rouge, Louisiana having a carrying value of $175,000 at such date.  Our interests in both of these properties were sold during 2014, resulting in an aggregate gain on the sale of OREO of $361,000 during 2014.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. The Bank had no troubled debt restructurings as of any of the dates indicated below.

	December 31,
	2014	2013	2012	2011	2010
Non-accruing loans:	(Dollars in Thousands)
Real Estate loans:
One- to four-family residential	$102	$20	$50	$110	$123
Home equity loans and lines	76	32	142	569	682
Multi-family residential	-	-	13	--	--
Commercial real estate	783	1,276	1,247	330	--
Land loans	--	--	--	--	34
Consumer and other	--	--	--	65	69
Total non-accruing loans	961	1,328	1,452	1,074	908
Accruing loans 90 days or more past due:
Real Estate loans:
One- to four-family residential	--	--	--	--	--
Home equity loans and lines	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Land loans	--	--	--	--	--
Consumer and other	--	--	--	--	--
Total accruing loans 90 days or more past due	--	--	--	--	--
Total non-performing loans(1)	961	1,328	1,452	1,074	908
Real estate owned, net	-	568	632	532	1,696
Total non-performing assets	$961	$1,896	$2,084	$1,606	$2,604
Total non-performing loans as a percentage of loans, net	0.35%	0.53%	0.68%	0.55%	0.51%
Total non-performing loans as a percentage of total assets	0.29%	0.42%	0.47%	0.34%	0.28%
Total non-performing assets as a percentage of total assets	0.29%	0.60%	0.67%	0.51%	0.81%
____________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

The Bank recorded charge-offs of $113,000 during 2014 compared to $31,000 during 2013.  During 2014, the Bank recorded $4,000 in charge-offs against home equity loans and lines, $99,000 in charge-offs against commercial real estate loans, and $10,000 against consumer and other loans.

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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Total loans outstanding at end of period	$276,897	$249,548	$215,206	$197,587	$181,074

Allowance for loan losses, beginning of period	2,221	1,917	1,805	1,759	1,661
Provision for loan losses	189	264	246	53	269
Charge-offs:
Real Estate loans:
One- to four-family residential	-	-	-	2	--
Home equity loans and lines	4	9	50	6	3
Multi-family residential	--	--	--	--	171
Commercial real estate	99	--	--	--	--
Land loans	--	--	--	--	--
Consumer and other	10	22	158	--	--
Total charge-offs	113	31	208	8	174
Recoveries on loans previously charged off	71	71	74	1	3
Allowance for loan losses, end of period	$2,368	$2,221	$1,917	$1,805	$1,759
Allowance for loan losses as a percent of non-performing loans	246.41%	167.24%	132.02%	168.06%	193.72%
Allowance for loan losses as a percent of total loans	0.86%	0.89%	0.89%	0.91%	0.98%
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.02%	(0.02)%	0.06%	--%	0.10%

The following table shows how our allowance for loan losses was allocated by type of loan at each of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)

Real estate loans:
One-to four-family residential	$1,326	58.2%	$1,126	55.7%	$856	50.0%	$889	53.5%	$858	54.5%
Home equity loans and lines	288	11.7	253	11.5	236	12.2	207	9.3	270	8.7
Multi-family residential	184	7.5	190	8.7	160	8.2	148	7.4	100	6.5
Commercial real estate	563	22.4	642	23.7	656	29.2	485	28.6	442	29.0
Land loans	1	--	2	0.1	2	0.1	2	0.7	9	0.5
Consumer and other	6	0.2	8	0.3	7	0.3	74	0.5	80	0.8
Total	$2,368	100.0%	$2,221	100.0%	$1,917	100.0%	$1,805	100.0%	$1,759	100.0%

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

At December 31, 2014, our investment and mortgage-backed securities amounted to $42.7 million in the aggregate, or 12.8% of total assets at such date.  The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which amounted to $23.4 million, or 54.9% of the securities portfolio at December 31, 2014.  The second largest component of our securities portfolio at December 31, 2014 was collateralized mortgage obligations (“CMOs”) which amounted to $16.1 million, or 37.7% of the securities portfolio.  Our securities portfolio also contained $2.9 million in municipal bond obligations at December 31, 2014.  These municipal bonds were all classified as general obligation bonds, which indicates the bonds may be repaid from any available source, including additional taxes.

The Company held equity securities with market values of $275,000 and $280,000, respectively, at December 31, 2014 and 2013.  These equity securities are comprised solely of common stock investments in community banks.

At December 31, 2014 and 2013, we had net unrealized gains of $311,000 and $362,000, respectively, on our available-for-sale securities.

 Pursuant to FASB ASC 320-10, our securities are classified as available for sale (“AFS”), held to maturity (“HTM”), or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2014, we had $2.7 million of securities classified as available for sale, $40.0 million of securities classified as held to maturity and no securities classified as trading.  During the year ended December 31, 2014, we sold $50,000 of equity securities classified as available-for-sale resulting in a gain of $30,000.  There were no such sales of available-for-sale securities during the year ended December 31, 2013.

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

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios at the dates indicated.

	December 31,
	2014		2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In Thousands)
Securities Available-for-Sale:
Mortgage-backed securities	$2,289	$2,458	$3,228	$3,463	$5,333	$5,755
U.S. government and agency obligations	--	--	1,993	2,023	5,970	6,126
Equity Securities	133	275	183	280	183	258
Total Securities AFS	2,422	2,733	5,404	5,766	11,486	12,139
Securities Held to Maturity:
Mortgage-backed securities	20,987	22,166	27,616	28,948	42,365	44,897
Collateralized mortgage obligations	16,111	16,162	19,730	19,435	25,089	25,418
Municipal obligations	2,881	2,941	--	--	--	--
Total Securities HTM	39,979	41,269	47,346	48,383	67,454	70,315
Total Mortgage-Backed and Investment Securities	$42,401	$44,002	$52,750	$54,149	$78,940	$82,454

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2014 Which Mature In
	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More Than Ten Years	Total
	(Dollars In Thousands)
Available-for-Sale:
Mortgage-backed securities	$1	$516	$1,941	--	$2,458
Collateralized mortgage obligations	--	--	--	--	--
Municipal Obligations	--	--	--	--	--
Total	$1	$516	$1,941	--	$2,458
Weighted Average Yield	7.50%	5.02%	5.13%		5.11%
Equity Securities					$275
Total					2,733
Held to Maturity:
Mortgage-backed securities	$--	$1,740	$3,134	$16,113	$20,987
Collateralized mortgage obligations	--	--	386	15,725	16,111
Municipal Obligations	--	--	--	2,881	2,881
Total	$--	$1,740	$3,520	$34,719	$39,979
Weighted Average Yield	--	4.86%	4.73%	2.79%	3.05%
Total Mortgage-Backed and Investment Securities:
Mortgage-backed securities	$1	$2,256	$5,075	$16,113	$23,445
Collateralized mortgage obligations	--	--	386	15,725	16,111
Municipal Obligations	--	--	--	2,881	2,881
Total	$1	$2,256	$5,461	$34,719	42,437
Weighted Average Yield	7.50%	4.90%	54.88%	2.79%	3.17%
Equity Securities					$275
Total					$42,712

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2014	2013	2012
	(In Thousands)
Fixed-rate:
Available for sale	$2,458	$3,463	$5,755
Held to maturity	17,038	22,803	35,955
Total fixed-rate	19,496	26,266	41,710
Adjustable-rate:
Held to maturity	3,949	4,813	6,410
Total adjustable-rate	3,949	4,813	6,410
Total mortgage-backed securities	$23,445	$31,079	$48,120

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2014 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2014 Which Mature in
	One Year or Less	Weighted Average Yield	More Than One Year to Five Years	Weighted Average Yield	More Than Five Years to Ten Years	Weighted Average Yield	More than 10 Years	Weighted Average Yield
	(Dollars in Thousands)
Fixed-rate:
Available for sale	$1	7.50%	$516	5.02%	$1,941	5.13%	$--	--
Held to maturity	--	--	1,687	4.94	2,954	5.26	12,397	3.80%
Total fixed-rate	1	7.50	2,203	4.96	4,895	5.21	12,397	3.80
Adjustable-rate:
Available for sale	--		--		--	--	--	--
Held to maturity	--		53	2.21	180	1.92	3,716	2.13
Total adjustable-rate	--		53	2.21	180	1.92	3,716	2.13
Total	$1	7.50%	$2,256	4.90%	$5,075	5.09%	$16,113	3.42%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At December 31, 2014, 52.7% of the funds deposited with Bank of New Orleans were in non-maturity deposits, which are commonly referred to as “core deposits”.  Total certificates of deposit were $91.4 million at December 31, 2014 compared to $125.7 million at December 31, 2013.  During the fourth quarter of 2014, the Bank transferred $20.1 million in 7-day certificate accounts to non-maturity savings accounts.  This change was required due to a modification of our account terms and conditions.

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

We do not actively solicit certificate accounts of $100,000 or more, known as “jumbo CDs,” or use brokers to obtain deposits.  At December 31, 2014, our jumbo CDs amounted to $36.6 million, of which $23.1 million are scheduled to mature within twelve months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$49,320	25.5%	$75,442	37.2%	$71,936	36.7%
1.00% - 1.99%	26,084	13.5	20,546	10.1	19,070	9.7
2.00% - 2.99%	10,460	5.4	9,537	4.7	12,550	6.4
3.00% - 3.99%	5,501	2.9	20,178	10.0	23,244	11.8
4.00% - 4.99%	1	--	1	0.0	580	0.3
5.00% - 5.99%	--	--	--	--	--	--
Total certificate accounts	91,366	47.3	125,704	62.0	127,380	64.9

Savings accounts	44,315	23.0	25,071	12.4	24,532	12.5
Checking:
Interest bearing	30,080	15.6	24,660	12.2	20,645	10.5
Non-interest bearing	16,507	8.5	15,125	7.5	14,322	7.3
Money market	10,830	5.6	11,948	5.9	9,327	4.8
Total savings and transaction accounts	101,732	52.7	76,804	38.0	68,826	35.1
Total deposits	$193,098	100.0%	$202,508	100.0%	$196,206	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook Savings Accounts	$29,428	$72	0.24%	$25,204	$53	0.21%	$22,813	$57	0.25%
Checking	26,650	46	0.17	22,411	36	0.16	19,458	31	0.16
Money market	11,789	44	0.37	10,458	36	0.34	9,014	32	0.36
Certificates of deposit	114,764	1,287	1.12	126,199	1,541	1.22	131,734	1,951	1.48
Total interest-bearing Deposits	$182,631	$1,449	0.79%	$184,272	$1,666	0.90%	$183,019	$2,071	1.13%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Beginning balance	$202,508	$196,206	$194,326
Net (decrease) increase before interest credited	(10,489)	5,090	313
Interest credited	1,079	1,212	1,567
Net (decrease) increase in deposits	(9,410)	6,302	1,880
Ending balance	$193,098	$202,508	$196,206

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2014.

	Balance at December 31, 2014 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2015	2016	2017	Thereafter	Total
	(In Thousands)
Less than 1.00%	$41,205	$6,627	$1,488	$--	$49,320
1.00% - 1.99%	5,853	577	7,474	12,180	26,084
2.00% - 2.99%	1,366	7,842	130	1,122	10,460
3.00% - 3.99%	5,466	--	--	35	5,501
4.00% - 4.99%	--	1	--	--	1
Total certificate accounts	$53,890	$15,047	$9,092	$13,337	$91,366

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2014 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2015	$5,317	0.66%
June 30, 2015	12,495	0.61
September 30, 2015	2,361	0.99
December 31, 2015	2,956	0.88
After December 31, 2015	13,518	1.58
Total certificates of deposit with balances of $100,000 or more	$36,647	1.02%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Dallas as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and other investment securities held in safekeeping at the Federal Home Loan Bank.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Dallas will advance to member institutions, including Bank of New Orleans, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At December 31, 2014, we had $75.5 million in outstanding FHLB advances and $68.9 million of additional FHLB advances available.  In addition, the Bank periodically accesses other borrowing sources as a source of liquidity and term funding.  These sources include regional or national commercial banks that structure the borrowings as reverse repurchase agreements with terms ranging from 30 days to five years.  These borrowings are secured by the pledge of US Government or US Agency debt instruments.  At December 31, 2014, the Bank had no such borrowings.  Finally, as a member bank, we have access to borrowings from the Federal Reserve Bank of Atlanta.  At December 31, 2014, we had no borrowings from the Federal Reserve Bank of Atlanta.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding	$57,539	$55,824	$61,745
Maximum amount outstanding at any month-end during the period	75,509	66,153	68,507
Balance outstanding at end of period	75,509	51,040	53,454
Average interest rate during the period	1.88%	2.22%	3.39%
Weighted average interest rate at end of period	1.45%	2.12%	2.93%

Subsidiaries

Bank of New Orleans has one subsidiary, First Louisiana Mortgage, LLC, a Louisiana limited liability corporation, which has been inactive since its inception.

Employees

At December 31, 2014, we had 67 full-time and three part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board.

•
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.  However, legislation enacted in 2014 exempts smaller savings and loan holding companies, such as Louisiana Bancorp, from those requirements provided certain conditions are met.

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

Holding Company Activities.  Louisiana Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies.  Multiple savings and loan holding companies are permitted to engage in the following activities:  (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.  Under the 2010 legislation, savings and loan holding companies became subject to specific regulatory capital requirements, but legislation enacted in late 2014 exempts smaller savings and loan holding companies, such as Louisiana Bancorp, from those requirements provided they meet certain conditions.  Regulations were recently promulgated to implement the exemptions.  The 2010 legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries.  Bank of New Orleans is required to notify the FRB 30 days before declaring any dividend to the Company.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Volcker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt, with less risky institutions paying lower assessments.  To implement the 2010 legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Bank of New Orleans had no intangible assets at December 31, 2014.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Bank of New Orleans’ regulatory capital.

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

At December 31, 2014, Bank of New Orleans exceeded all of its regulatory capital requirements, with core, tier 1 risk-based and total risk-based capital ratios of 14.46%, 23.79% and 24.96%, respectively.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Bank of New Orleans, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At December 31, 2014, Bank of New Orleans was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Bank of New Orleans’ capital position relative to its regulatory capital requirements at December 31, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total risk-based capital	$50,422	24.96%	$16,162	8.00%	$20,202	10.00%	$26,172	12.96%
Tier 1 risk-based capital	48,054	23.79	8,081	4.00	12,121	6.00	31,885	15.78
Tier 1 leverage Capital	48,054	14.46	9,970	3.00	16,617	5.00	27,389	8.24

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

A savings institution not in compliance with the QTL test also is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.  At December 31, 2014, Bank of New Orleans met the QTL test.

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

Federal Home Loan Bank System. Bank of New Orleans is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At December 31, 2014, Bank of New Orleans had $75.5 million of Federal Home Loan Bank advances.

As a member, Bank of New Orleans is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets, plus an activity based component that is equal to 4.10% of the member institution’s outstanding advances.  At December 31, 2014, Bank of New Orleans had $3.2 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2014, Bank of New Orleans met its reserve requirement.

TAXATION

Federal Taxation

General.  Louisiana Bancorp and Bank of New Orleans are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Bank of New Orleans’ federal and state income tax returns for taxable years through December 31, 2010 have been closed for purposes of examination by the Internal Revenue Service.  As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At December 31, 2014, the total federal pre-1988 reserve was approximately $1.3 million.  The reserve reflects the cumulative effects of federal tax deductions by Bank of New Orleans for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At December 31, 2014, Bank of New Orleans had no net operating loss carry forwards for federal income tax purposes.

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

Various items may also be subtracted in calculating a company’s capitalized earnings. For the fiscal year ended December 31, 2014, the Company’s Louisiana Shares Tax expense was $187,000 compared to $190,000 for year ended December 31, 2013.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

There are increased risks involved with commercial real estate lending activities.

Our lending activities include loans secured by commercial real estate and multi-family residential mortgage loans.  Commercial real estate and multi-family residential lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity.  As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  As of December 31, 2014, our 10 largest commercial real estate, multi-family residential and land loans had an aggregate outstanding balance of $24.7 million, or 29.8% of total commercial real estate, multi-family residential and land loans and 8.9% of our total loan portfolio at such date.  In addition, our portfolio of these loans is significantly weighted with loans which have been originated relatively recently and are not well seasoned, and thus, are generally perceived to be more susceptible to adverse economic conditions than older loans.

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

Most of our loans are to individuals and businesses located generally in southern Louisiana and, more particularly, metropolitan New Orleans.  Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans.  The concentration of our business operations in southern Louisiana makes us vulnerable to downturns in the local economy.  As previously discussed, the recent decline in oil and gas prices could have an adverse effect on the local economy if it continues.  Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make.  The region is susceptible to hurricanes and tropical storms.  Any new hurricanes or storms could severely test the infrastructure of the markets we operate in, negatively affect the local economy or disrupt our operations, which would have an adverse effect on our business and results of operations.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Our net interest spread was 3.02% for the year ended December 31, 2014.  Changes in interest rates can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2014, we conducted business from our main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2014.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
Main Office:			(Dollars In Thousands)
1600 Veterans Boulevard Metairie, Louisiana 70005	Owned	n/a	$1,051	$108,697	(1)
Branch Offices:
4401 Transcontinental Drive Metairie, Louisiana 70006	Owned(2)	3/31/2016	1,086	41,399
5435 Magazine Street New Orleans, Louisiana 70115	Owned	n/a	228	29,921
1000 South Tyler Street Covington, Louisiana 70433	Owned(3)	n/a	582	13,081
Total			$2,947	$193,098

(1)	All IRA deposits are assigned to the Main office.

(2)	The branch site is located on three lots. The Bank owns two of the lots. The third lot (parking lot) is leased.

(3)	This branch was purchased in January 2012 and placed in service in May 2012.

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

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Louisiana Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “LABC”.  The common stock was issued at a price of $10.00 per share in connection with the Company’s initial public offering and the Bank’s conversion from mutual to stock form. The common stock commenced trading on the NASDAQ Stock Market on July 10, 2007.  As of the close of business on December 31, 2014, there were 2,901,592 shares of common stock outstanding, held by approximately 222 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2014	23.95	20.00	$0.80
September 30, 2014	21.93	19.62	0.05
June 30, 2014	21.00	19.32	0.05
March 31, 2014	19.80	17.91	0.05
December 31, 2013	18.25	17.53	--
September 30, 2013	18.43	16.75	--
June 30, 2013	17.12	16.08	--
March 31, 2013	17.75	16.81	--

On January 27, 2014, the Board of Directors of Louisiana Bancorp, Inc. initiated a cash dividend policy and declared its first cash dividend of $.05 per share of common stock, payable on February 25, 2014 to the shareholders of record at the close of business on February 10, 2014.  In addition, on November 25, 2014, the Board of Directors declared a special cash dividend in the amount of $0.75 per common share payable on December 24, 2014 to shareholders of record on December 9, 2014.

The Company did not sell any of its equity securities during 2014 that were not registered under the Securities Act of 1933.  For information regarding the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(b)           Not applicable.

(c)           The Company’s repurchases of its common stock made during the quarter ended December 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 – October 31, 2014	--	--	--	58,900
November 1, 2014 – November 30, 2014	19	$20.57	19	58,881
December 1, 2014 – December 31, 2014	252	20.00	252	58,629
Total	271	$20.04	271

(1)
On February 27, 2013, the Company announced a stock repurchase program to acquire 150,000 shares of its common stock over a six month period.  On November, 1, 2013, the Company extended the duration of this repurchase plan to May 1, 2015.  As of December 31, 2014, there were 58,629 shares remaining to be purchased under this plan.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Louisiana Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial and Other Data:
Total assets	$333,346	$316,708	$311,862	$313,128	$320,875
Cash and cash equivalents	5,048	6,964	10,646	27,589	6,610
Investment and equity securities:
Available-for-sale	275	2,303	6,384	12,394	47,106
Held-to-maturity	2,881	--	--	--	1,354
Mortgage-backed securities & CMOs:
Available-for-sale	2,458	3,463	5,755	10,356	15,383
Held-to-maturity	37,098	47,346	67,454	59,581	62,185
Loans receivable, net	274,926	247,479	213,159	195,632	179,110
Deposits	193,098	202,508	196,206	194,326	188,362
Borrowings	75,509	51,040	53,454	57,113	68,248
Shareholders’ equity	58,397	57,939	56,706	57,520	60,278
Banking offices	4	4	4	3	4

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$12,669	$13,026	$14,146	$14,902	$16,140
Total interest expense	2,529	2,904	4,196	5,138	5,864
Net interest income	10,140	10,122	9,950	9,764	10,276
Provision for loan losses	189	264	246	53	269
Net interest income after provision for loan losses	9,951	9,858	9,704	9,711	10,007
Total non-interest income	2,050	2,160	2,148	1,087	990
Total non-interest expense	7,737	7,876	8,003	7,525	7,272
Income before income taxes	4,264	4,142	3,849	3,273	3,725
Income taxes	1,447	1,434	1,342	1,156	1,167
Net income	$2,817	$2,708	$2,507	$2,117	$2,558
Earnings per share (basic)	$1.14	$1.09	$0.95	$0.73	$0.71
Earnings per share (diluted)	$1.06	$1.03	$0.90	$0.70	$0.69

Selected Operating Ratios(1):
Average yield on interest-earning assets	4.07%	4.24%	4.56%	4.78%	5.07%
Average rate on interest-bearing liabilities	1.05	1.21	1.71	2.09	2.37
Average interest rate spread(2)	3.02	3.03	2.85	2.69	2.70
Net interest margin(2)	3.26	3.30	3.21	3.14	3.23
Average interest-earning assets to average interest-bearing liabilities	129.62	127.93	126.67	126.66	128.83
Net interest income after provision for loan losses to non-interest expense	128.62	125.17	121.25	129.05	137.61
Total non-interest expense to average assets	2.42	2.49	2.52	2.36	2.23
Efficiency ratio(3)	63.47	64.13	66.15	69.35	64.55
Return on average assets	0.88	0.86	0.79	0.66	0.78
Return on average equity	4.86	4.81	4.42	3.59	3.78
Average equity to average assets	18.09%	17.83%	17.85%	18.48%	20.72%
 (Footnotes on next page)

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	0.35%	0.53%	0.68%	0.54%	0.51%
Non-performing assets as a percent of total assets(5)	0.29	0.60	0.67	0.51	0.81
Non-performing assets and troubled debt restructurings as a percent of total assets(6)	0.29	0.60	0.67	0.51	0.81
Allowance for loan losses as a percent of non-performing loans	246.41	167.24	132.02	168.06	193.72
Allowance for loan losses as a percent of total loans	0.86	0.89	0.89	0.91	0.98
Net charge-offs (recoveries) to average loans receivable	0.02	(0.02)	0.06	--	0.10

Capital Ratios(4):
Tier 1 leverage ratio	14.46	14.80	14.03	15.00	16.02
Tier 1 risk-based capital ratio	23.79	25.37	25.39	29.32	33.68
Total risk-based capital ratio	24.96%	26.58%	26.50%	30.38%	34.70%
_________________
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Louisiana Bancorp, Inc. is a Louisiana corporation that became the holding company for Bank of New Orleans in connection with the conversion of the Bank in July 2007 from a federally chartered mutual savings bank to a federally chartered stock savings bank.  Bank of New Orleans is a community oriented savings bank headquartered in Metairie, Louisiana.  We currently operate four banking offices in Jefferson, Orleans and St. Tammany Parishes.  Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers and invest in mortgage-backed and other securities.  At December 31, 2014, we had total assets of $333.3 million, including $274.3 million in net loans and $42.7 million of mortgage-backed and other investment securities, total deposits of $193.1 million and shareholders’ equity of $58.4 million.

Historically, we have operated as a traditional thrift relying primarily on long-term, fixed rate single-family residential mortgage loans to generate interest income.  During 2014, 2013 and 2012, our originations of single-family residential mortgage loans totaled $78.2 million, $98.8 million, and $85.1 million, respectively. Our originations in the past three years have been heavily reliant upon refinancing activity associated with low rates of interest on residential mortgage loans.

In order to serve the financial needs of our business community, the Bank offers mortgage products secured by multi-family residential properties, commercial real estate and land.  In the aggregate, our originations of these types of loans were $23.8 million, $23.7 million, and $21.9 million, respectively, for the years ended December 31, 2014, 2013 and 2012.  Multi-family residential, commercial real estate and land loans generate higher levels of interest income than single-family residential loans, but are subject to higher levels of risk.

As of December 31, 2014, we had three loans with an aggregate principal balance of $825,000 that were 30 to 89 days delinquent, compared to 11 loans with an aggregate principal balance of $437,000 at December 31, 2013.  Our total non-performing loans were $961,000, $1.3 million and $1.5 million, respectively, at December 31, 2014, 2013 and 2012.  Total real estate owned was zero, $568,000 and $632,000, respectively, at December 31, 2014, 2013 and 2012.  Total non-performing assets were $961,000, $1.9 million, and $2.1 million, respectively, at December 31, 2014, 2013 and 2012.

Our total mortgage-backed securities and investment securities portfolio was $42.7 million, or 12.8% of our total assets at December 31, 2014.  These securities are comprised of US agency issued obligations and general obligation municipal bonds.  We do not hold any securities that would be classified as “private label” securities.  Our mortgage-backed securities are collateralized by conventional mortgage loans and do not include “Alt-A”, “sub-prime”, or other non-conforming collateral.  The market value of our securities may decline in the future due to an increase in the level of interest rates, or for other reasons.  However, our securities are generally purchased as long-term investments, therefore changes in market value during the holding period due to fluctuations in interest rates is expected.  We do not purchase securities for speculative or trading purposes.

Our total deposits were $193.1 million and $202.5 million at December 31, 2014 and 2013, respectively.  Our total deposits decreased by $9.4 million during 2014 compared to 2013 due primarily to an expected $7.4 million withdrawal from a single commercial depositor and the outflow of certain high-balance rate-sensitive certificates of deposit.

Our total shareholders’ equity at December 31, 2014 was $58.4 million.  Our average equity to average assets ratio was 18.09% for the year ended December 31, 2014.  The Bank’s capital ratios exceed all regulatory requirements, and the Bank was deemed to be “well-capitalized” as of December 31, 2014.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  In addition, our salaries and benefits expense have increased in recent years due to the stock benefit plans that we implemented following the Bank’s conversion to the stock form.  For the years ended December 31, 2014, 2013 and 2012, the cost of our Employee Stock Ownership Plan was $509,000, $441,000, and $410,000, respectively.  Compensation expense related to our 2007 Stock Option Plan and Recognition and Retention Plan was $73,000, $191,000, and $764,000, during 2014, 2013 and 2012, respectively.  The initial grants under our 2007 Stock option Plan and 2007 Recognition and Retention Plan, which constituted the substantial bulk of all grants made under such plans, became fully vested in February 2013.  As a result, our expense related to these stock benefit plans was substantially lower in 2014 and 2013 than they were in 2012.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

•
Maintaining Asset Quality.  We remain committed to our prudent and conservative underwriting practices, and we intend to vigorously review our portfolio for potential problem assets in order to mitigate potential losses.  Our ratio of non-performing assets to total assets was 0.29% at December 31, 2014 and 0.60% at December 31, 2013.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a negative 3.42% at December 31, 2014.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities of the Bank at December 31, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$46,142	$14,154	$26,373	$92,189	$63,233	$34,928	$277,019
Investment securities	--	1	2	8	7	2,863	2,881
Mortgage-backed securities	3,050	3,610	6,961	13,258	6,733	5,677	39,289
Other interest-earning assets	5,376	200	100	--	--	--	5,676
Total interest-earning assets	54,568	17,965	33,436	105,455	69,973	43,468	324,865
Interest-bearing liabilities:
Passbook accounts	20,195	$--	$28	$--	$--	$25,251	$45,474
Checking accounts	--	--	--	--	--	28,921	28,921
Money market accounts	10,830	--	--	--	--	--	10,830
Certificate accounts	16,387	22,911	14,675	24,058	13,335	--	91,366
Borrowings	30,580	479	1,263	17,597	7,179	22,440	79,538
Total interest-bearing Liabilities	77,992	23,390	15,966	41,655	20,514	76,612	256,129

Interest-earning assets less interest-bearing liabilities	$(23,424)	$(5,425)	$17,470	$63,800	$49,459	$(33,144)	$68,736

Cumulative interest-rate sensitivity gap(3)	$(23,424)	$(28,849)	$(11,379)	$52,421	$101,880	$68,736

Cumulative interest-rate gap as a percentage of total assets at December 31, 2014	(7.03%)	(8.65%)	(3.41%)	15.73%	30.56%	20.62%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2014	69.97%	71.54%	90.30%	132.97%	156.75%	126.84%
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

Economic Value of Equity and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in the economic value of its net portfolio equity (“EVE”) and net interest income (“NII”) over a range of interest rate scenarios.  EVE is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario.  We prepare these models in collaboration with a third party Asset/Liability Management consultant, and present them to the Board of Directors on a quarterly basis.  The following table sets forth the EVE as of December 31, 2014, which reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points	Economic Value of Equity			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300bp	$47,423	$(3,810)	(7.4)%	15.20%	0.05%
200	49,101	(2,132)	(4.2)	15.31	0.16
100	50,592	(641)	(1.3)	15.35	0.20
Static	51,233	--	--	15.15	--
(100)	48,490	(2,743)	(5.4)	14.08	(1.07)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the results of our NII model as of December 31, 2014.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)

200bp	$10,238	$(151)	(1.45)%
Static	10,389	--	--
(100)	10,276	(113)	(1.09)

The above table indicates that as of December 31, 2014, in the event of an immediate and sustained 200 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2015 would be expected to decrease by $151,000, or 1.45%, to $10.2 million.

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

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$256,887	$11,217	4.37%	$233,400	$11,015	4.72%	$210,227	$11,158	5.31%
Mortgage-backed securities	45,006	1,350	3.00	60,384	1,854	3.07	84,543	2,816	3.33
Investment securities	2,961	82	2.77	5,114	137	2.68	6,845	151	2.21
Other interest-earning assets	6,458	20	0.31	8,248	20	0.24	8,426	21	0.25
Total interest-earning assets	311,312	12,669	4.07%	307,146	13,026	4.24%	310,041	14,146	4.56%
Non-interest-earning assets	8,924			8,576			7,832
Total assets	$320,236			$315,722			$317,873
Interest-bearing liabilities:
Passbook, checking and money market accounts	$67,867	162	0.24	$58,073	125	0.22	$51,285	120	0.23
Certificate accounts	114,764	1,287	1.12	126,199	1,541	1.22	131,734	1,951	1.48
Total deposits	182,631	1,449	0.79	184,272	1,666	0.90	183,019	2,071	1.13
Borrowings	57,539	1,080	1.88	55,824	1,238	2.22	61,745	2,125	3.44
Total interest-bearing liabilities	240,170	2,529	1.05%	240,096	2,904	1.21%	244,764	4,196	1.71%
Non-interest-bearing liabilities	22,125			19,339			16,362
Total liabilities	262,295			259,435			261,126
Stockholders’ Equity	57,941			56,287			56,747
Total liabilities and Stockholders’ Equity	$320,236			$315,722			$317,873
Net interest-earning assets	$71,142			$67,050			$65,277
Net interest income; average interest rate spread		$10,140	3.02%		$10,122	3.03%		$9,950	2.85%
Net interest margin(2)			3.26%			3.30%			3.21%
Average interest-earning assets to average interest-bearing liabilities			129.62%			127.93%			126.67%
__________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by current year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest income:
Loans receivable	$(906)	$1,108	$202	$(1,373)	$1,230	$(143)
Mortgage-backed securities	(32)	(472)	(504)	(157)	(805)	(962)
Investment securities	3	(58)	(55)	24	(38)	(14)
Other interest-earning assets	4	(4)	--	(1)	--	(1)
Total interest income	(931)	574	(357)	(1,507)	387	(1,120)
Interest expense:
Passbook, NOW and money market accounts	16	21	37	(11)	16	5
Certificate accounts	(114)	(140)	(254)	(328)	(82)	(410)
Total deposits	(98)	(119)	(217)	(339)	(66)	(405)
Borrowings	(196)	38	(158)	(683)	(204)	(887)
Total interest expense	(294)	(81)	(375)	(1,022)	(270)	(1,292)
Decrease in net interest income	$(637)	$655	$18	$(485)	$657	$172

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets were $333.3 million at December 31, 2014, an increase of $16.6 million compared to December 31, 2013.  During 2014, our asset growth was primarily attributable to a $27.4 million increase in our net loan portfolio, which was partially offset by a $1.9 million decrease in cash and cash equivalents, and a $10.4 million decrease in our securities portfolio.  The net loan portfolio was $274.9 million at December 31, 2014 compared to $247.5 million at December 31, 2013. During the year ended December 31, 2014, single-family mortgage loans grew by $22.1 million, home equity loans and lines of credit increased by $3.7 million, and non-residential mortgage loans increased by $2.7 million, while the remaining sectors of our loan portfolio experienced slight decreases.  Total securities available-for-sale decreased by $3.0 million and total securities held-to-maturity decreased by $7.4 million during 2014.

Total non-performing loans were $961,000 at December 31, 2014, a decrease of $367,000 compared to December 31, 2013.  Total non-performing loans comprised 0.35% and 0.53%, respectively, of our total loans receivable and total non-performing assets were 0.29% and 0.60%, respectively, of our total assets at December 31, 2014 and December 31, 2013.  Our allowance for loan losses was 246.41% of our non-performing loans at December 31, 2014 compared to 167.24% at December 31, 2013.

Total deposits decreased by $9.4 million, to $193.1 million at December 31, 2014 compared to $202.5 million at December 31, 2013.  During 2014, non-interest bearing deposits increased by $1.4 million to $16.5 million, and interest-bearing deposits decreased by $10.8 million to $176.6 million.  The decrease in interest-bearing deposits was primarily due to the outflow of high-balance rate-sensitive certificates of deposit and an expected large withdrawal from a commercial depositor.  Total Federal Home Loan Bank advances were $75.5 million at December 31, 2014, an increase of $24.5 million from December 31, 2013.  This increase in FHLB advances was in the form of short-term advances which were used to offset the out flow of deposits and fund the growth in our loan portfolio during the year.

Total shareholders’ equity was $58.4 million at December 31, 2014 and $57.9 million at December 31, 2013.  During 2014, the Company paid four quarterly cash dividends of $0.05 per share of common stock and a special cash dividend of $0.75 per share, or $2.4 million in aggregate dividends paid in 2014.  Additionally, the Company acquired 90,380 shares of its common stock at a total cost of $1.8 million pursuant to its repurchase plans. The resulting increase in treasury stock from the stock repurchases was offset by the reissuance of 105,330 treasury shares upon the exercise of stock options by several employees and directors.  The exercise of these options resulted in a $1.5 million decrease in treasury stock and a $256,000 decrease in additional paid-in-capital. For the years ended December 31, 2014 and December 31, 2013, the Company’s average equity to average assets ratio were 18.1% and 17.8%, respectively.   The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.46%, 23.79%, and 24.96%, respectively, at December 31, 2014.  The Bank’s capital ratios reflect a $6 million dividend paid by the Bank to the Company that was declared on September 30, 2014.  This dividend will provide the Company with additional liquidity to execute its capital management strategies including, but not limited to, the payment of cash dividends and funding its stock repurchase plans.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

For the year ended December 31, 2014, net interest income was $10.1 million, an increase of $18,000 compared to the year ended December 31, 2013.  Our net interest rate spread between the respective annual periods decreased by one basis point and our net interest margin decreased by four basis points.  Interest income decreased by $357,000, to $12.7 million, during the year ended December 31, 2014 compared to the year ended December 31, 2013.  During these respective annual periods, the average balance of our interest-earning assets increased by $4.2 million, while the average yield on such assets decreased by 17 basis points.  Interest income on loans receivable was $11.2 million and $11.0 million, respectively, during the annual periods ended December 31, 2014 and December 31, 2013.  During these respective periods, the average balance of loans receivable increased by $23.5 million, however the average yield decreased by 35 basis points.  The growth in the average balance of our loans receivable was partially offset by a $15.4 million decrease in the average balance of our mortgage-backed securities and CMOs, a $2.2 million decrease in the average balance of our investment securities, and a $1.8 million decrease in other interest-earning assets.  The average yield earned on total interest-earning assets during 2014 was 4.07% compared to 4.24% during 2013.

For the year ended December 31, 2014, total interest expense was $2.5 million, a decrease of $375,000 compared to the year ended December 31, 2013.  Average interest-bearing liabilities were $240.2 million with an average cost of 1.05% during 2014 compared to average interest-bearing liabilities of $240.1 million with an average cost of 1.21% during 2013.

During the years ended December 31, 2014 and December 31, 2013, the Company reported provisions for loan losses of $189,000 and $264,000, respectively.  At such dates, our allowance for loan losses was 0.86% and 0.89%, respectively, of total loans receivable.  At December 31, 2014, total non-performing loans and total non-performing assets were $961,000. At December 31, 2013, total non-performing loans were $1.3 million and total non-performing assets were $1.9 million.

For the years ended December 31, 2014 and December 31, 2013, total non-interest income was $2.1 million and $2.2 million, respectively.  Customer service fees were $882,000 during 2014, an increase of $50,000 compared to 2013.  The Bank realized gains of $713,000 on the sale of $27.3 million in mortgage loans during 2014, compared to gains of $937,000 on the sale of $40.5 million in mortgage loans during 2013.  During 2014, we reported gains on the sale of securities of $30,000 and gains on the disposal of OREO properties of $361,000. There were no such gains recognized on the sale of securities or the sale of OREO during the 2013 period.  The Company reported gains on its equity investment in a small business investment company of $7,000 and $298,000, respectively, for the years ended December 31, 2014 and December 31, 2013.  Other non-interest income was $57,000 and $93,000, respectively, during the years ended December 31, 2014 and December 31, 2013.

Total non-interest expense for 2014 was $7.7 million, a decrease of $139,000 compared to 2013.  Salaries and employee benefits cost decreased by $81,000 between the respective annual periods, to $4.6 million, due primarily to a reduction in the cost of our equity compensation plans and employee health insurance premiums.  Occupancy expenses increased by $112,000, to $1.5 million, during the year ended December 31, 2014 compared to the year ended December 31, 2013.  This increase was attributed to an increase in data processing costs and certain costs associated with the rebuilding of our Metairie-Lakefront branch office.  For the year ended December 31, 2014, our Louisiana bank shares tax expense decreased by $3,000, our FDIC insurance premium increased by $1,000, and our supplies expense increased by $7,000 compared to the year ended December 31, 2013.  Our OREO operating costs decreased by $56,000, advertising expense decreased by $87,000 and professional fees expense decreased by $77,000 during the 2014 period compared to 2013.  Other non-interest expenses were $586,000 and $541,000, respectively, for the years ended December 31, 2014 and 2013.

Income tax expense was approximately $1.4 million for each of the years ended December 31, 2014 and December 31, 2013, based on pre-tax income of $4.3 million and $4.1 million, respectively.

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

Total non-interest income was $2.2 million during the year ended December 31, 2013, an increase of $12,000 compared to the year ended December 31, 2012.  During 2013 compared to 2012, the Company recorded an $83,000 increase in customer service fees and a $339,000 decrease in gains on the sale of loans.  In addition, during 2013, the Company recognized gains on its SBIC investment of $298,000, an increase of $261,000 compared to 2012.

Non-interest expense for the year ended December 31, 2013 was $7.9 million, a decrease of $127,000 compared to the year ended December 31, 2012.  Salaries and employee benefits expense was $4.6 million during 2013, a decrease of $455,000 compared to 2012.  A decrease of $552,000 in our equity compensation plan expenses was partially offset by increases in salaries, health insurance premiums and payroll taxes associated with increased staffing levels. Occupancy expense was $1.4 million and $1.3 million, respectively, for the years ended December 31, 2013 and 2012.  This increase was primarily due to the opening of the new branch office during the second quarter of 2012 and increased data processing costs.  Our Louisiana bank shares tax was $190,000 and our FDIC insurance premium expense was $152,000 for the year ended December 31, 2013.  The net cost of OREO operations during 2013 was $98,000, a decrease of $5,000 compared to 2012.  Advertising expenses increased by $110,000, to $366,000, during 2013 compared to 2012 due primarily to our new checking account campaigns. Legal expenses were $205,000 and other non-interest expenses were $841,000 during the year ended December 31, 2013.

For the year ended December 31, 2013, income tax expense was $1.4 million based on pre-tax income of $4.1 million compared to income tax expense of $1.3 million on pre-tax income of $3.8 million during the year ended December 31, 2012.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2014, our cash and cash equivalents amounted to $5.0 million.  In addition, at such date our available for sale investment and mortgage-backed securities amounted to an aggregate of $2.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2014, we had certificates of deposit maturing within the next 12 months amounting to $53.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended December 31, 2014, the average balance of our outstanding FHLB advances and other borrowings was $57.5 million.  At December 31, 2014, we had $75.5 million in outstanding FHLB advances and we had $68.9 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  We also access funds through reverse repurchase agreements with commercial banks.  These borrowings are typically used to fund purchases of mortgage-backed securities at terms more favorable than those available through the Federal Home Loan Bank.  At December 31, 2014 and 2013, we had no such borrowings.  Furthermore, we have the ability to borrow from the Federal Reserve Bank discount window on an overnight or other short-term basis.  Borrowings from the Federal Reserve discount window are typically collateralized U.S. government or agency issued investment or mortgage-backed securities.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2014.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Letters of credit	$1,850	$1,850	$--	$--	$--
Lines of credit	29,729	1,422	3,381	3,138	21,788
Undisbursed portion of loans in process	--	--	--	--	--
Commitments to originate loans	15,438	7,882	7,437	89	30
Total commitments	$47,017	$11,154	$10,818	$3,227	$21,818

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at December 31, 2014.

		Payments Due By Period
	Total	To One Year	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In Thousands)

Certificates of deposit	$91,366	$53,890	$24,139	$13,337	$--
FHLB advances and other borrowings	75,509	31,783	17,266	6,583	19,877
Total long-term debt	166,875	85,673	41,405	19,920	19,877
Operating lease obligations	60	44	16	--	--
Total contractual obligations	$166,935	$85,717	$41,421	$19,920	$19,877

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures – Accounting for Investments in Qualified Affordable Housing Projects.  This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment.  This guidance is effective for annual periods beginning after December 15, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure.  The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods beginning after December 15, 2014.  For entities other than public business entities, the amendments of ASU 2014-04 are effective for annual periods beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606):  Revenue from Contracts with Customers.  The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance sets forth a five step approach to be utilized for revenue recognition.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Management is currently assessing the impact to the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings.  Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement, as well as additional disclosures.  The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014.  The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments of ASU 2014-12 require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810):  Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments of ASU 2014-13 allow for a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative.  Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.  The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendments of ASU 2014-14 require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Additionally, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor upon foreclosure.  The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendments of ASU 2015-01 eliminate from Generally Accepted Accounting Principles the concept of extraordinary items.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Louisiana Bancorp, Inc.
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of Louisiana Bancorp, Inc. (the Company) and its wholly owned subsidiary, Bank of New Orleans, as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Bancorp, Inc. and its wholly owned subsidiary, Bank of New Orleans, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles in the United States of America.

A Professional Accounting Corporation

Metairie, Louisiana
March 12, 2015

LOUISIANA BANCORP, INC.
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
	(In Thousands)
Assets
Cash and Cash Equivalents
Cash and Due from Banks	$3,016	$2,500
Short-Term Interest-Bearing Deposits	2,032	4,464
Total Cash and Cash Equivalents	5,048	6,964

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $2,422 in 2014 and $5,404 in 2013)	2,733	5,766
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $41,269 in 2014 and $48,383 in 2013)	39,979	47,346
Loans, Net of Allowance for Loan Losses of $2,368 in 2014 and $2,221 in 2013	274,306	247,073
Loans Held-for-Sale	620	406
Total Loans Receivable, Net	274,926	247,479

Accrued Interest Receivable	912	893
Other Real Estate Owned	-	568
Stock in Federal Home Loan Bank	3,245	2,317
Premises and Equipment, Net	2,947	2,143
Other Assets	3,075	2,751
Total Assets	$333,346	$316,708

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$16,507	$15,125
Interest-Bearing	176,591	187,383
Total Deposits	193,098	202,508

Borrowings	75,509	51,040
Advance Payments by Borrowers for Taxes and Insurance	4,477	3,765
Accrued Interest Payable	123	130
Other Liabilities	1,742	1,326
Total Liabilities	274,949	258,769

Commitments and Contigencies	-	-

Shareholders' Equity
Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,901,592 and 2,886,642 Share Outstanding in 2014 and 2013, Respectively	63	63
Additional Paid-in-Capital	63,563	63,533
Unearned ESOP Shares	(3,173)	(3,427)
Unearned Recognition and Retention Plan Shares	(327)	(368)
Treasury Stock, at Cost (3,444,140 and 3,459,090 Shares in 2014 and 2013, Respectively)	(49,883)	(49,651)
Retained Earnings	47,949	47,550
Accumulated Other Comprehensive Income	205	239
Total Shareholders' Equity	58,397	57,939

Total Liabilities and Shareholders' Equity	$333,346	$316,708

LOUISIANA BANCORP, INC.
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$11,217	$11,015	$11,158
Mortgage-Backed Securities	1,350	1,854	2,816
Investment Securities	82	137	151
Other Interest-Bearing Deposits	20	20	21
Total Interest and Dividend Income	12,669	13,026	14,146

Interest Expense
Deposits	1,449	1,666	2,071
Borrowings	1,080	1,238	2,125
Total Interest Expense	2,529	2,904	4,196

Net Interest Income	10,140	10,122	9,950

Provision for Loan Losses	189	264	246

Net Interest Income after Provision for Loan Losses	9,951	9,858	9,704

Non-Interest Income
Customer Service Fees	882	832	749
Gain on Sale of Loans	713	937	1,276
Gain on Sale of Securities	30	-	-
Gain on Sale of OREO	361	-	-
Gain on Investment in Small Business Investment Company	7	298	37
Other Income	57	93	86
Total Non-Interest Income	2,050	2,160	2,148

Non-Interest Expense
Salaries and Employee Benefits	4,561	4,642	5,097
Occupancy Expense	1,494	1,382	1,263
Louisiana Bank Shares Tax	187	190	218
FDIC Insurance Premium	153	152	152
Supplies & Printing	142	135	139
Net Cost of OREO Operations	42	98	103
Advertising Expense	279	366	256
Professional Service Fees	293	370	254
Other Expenses	586	541	521
Total Non-Interest Expense	7,737	7,876	8,003

Income Before Income Tax Expense	4,264	4,142	3,849

Income Tax Expense	1,447	1,434	1,342

Net Income	$2,817	$2,708	$2,507

Earnings Per Share
Basic	$1.14	$1.09	$0.95
Diluted	$1.06	$1.03	$0.90

LOUISIANA BANCORP, INC.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)

Net Income	$2,817	$2,708	$2,507

Other Comprehensive Loss, Net of Tax
Unrealized Holding Losses Arising During the Period	(14)	(193)	(208)

Reclassification Adjustment for Gains Included in Net Income	(20)	-	-

Total Other Comprehensive Loss	(34)	(193)	(208)

Comprehensive Income	$2,783	$2,515	$2,299

LOUISIANA BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)

Balances at January 1, 2012	$63	$63,218	$(3,934)	$(1,516)	$(43,286)	$42,335	$640	$57,520
Net Income - Year Ended December 31, 2012	-	-	-	-	-	2,507	-	2,507
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(208)	(208)
Stock Purchased for Treasury	-	-	-	-	(5,217)	-	-	(5,217)
ESOP Shares Released for Allocation (25,383 Shares)	-	157	253	-	-	-	-	410
RRP Shares Earned	-	(42)	-	567	-	-	-	525
Stock Options Exercised	-	(208)	-	-	1,139	-	-	931
Stock Option Expense	-	238	-	-	-	-	-	238

Balances at December 31, 2012	$63	$63,363	$(3,681)	$(949)	$(47,364)	$44,842	$432	$56,706
Net Income - Year Ended December 31, 2013	-	-	-	-	-	2,708	-	2,708
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(193)	(193)
Stock Purchased for Treasury	-	-	-	-	(2,560)	-	-	(2,560)
ESOP Shares Released for Allocation (25,383 Shares)	-	187	254	-	-	-	-	441
RRP Shares Earned	-	(37)	-	581	-	-	-	544
Stock Options Exercised	-	(54)	-	-	273	-	-	219
Stock Option Expense	-	74	-	-	-	-	-	74

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Year Ended December 31, 2014	-	-	-	-	-	2,817	-	2,817
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(34)	(34)
Dividends Paid	-	-	-	-	-	(2,418)		(2,418)
Stock Purchased for Treasury	-	-	-	-	(1,757)	-	-	(1,757)
ESOP Shares Released for Allocation (25,383 Shares)	-	255	254	-	-	-	-	509
RRP Shares Earned	-	11	-	41	-	-	-	52
Stock Options Exercised	-	(256)	-	-	1,525	-	-	1,269
Stock Option Expense	-	20	-	-	-	-	-	20

Balances at December 31, 2014	$63	$63,563	$(3,173)	$(327)	$(49,883)	$47,949	$205	$58,397

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$2,817	$2,708	$2,507
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	270	264	228
Provision for Loan Losses	189	264	246
Net Increase in ESOP Shares Earned	509	441	410
Net Increase in RRP Shares Earned	52	544	525
Stock Option Plan Expense	20	74	238
Net Premium Amortization	72	130	190
Deferred Income Tax Expense (Benefit)	76	5	(87)
Gain on Sale of Securities	(30)	-	-
Gain on Sale of Loans	(713)	(937)	(1,276)
Loss (Gain) on Sale of Property and Equipment	29	(2)	(5)
Gain on Other Real Estate Owned	(361)	-	(3)
Originations of Loans Held-for-Sale	(24,684)	(38,572)	(59,169)
Proceeds from Sales of Loans Held-for-Sale	28,052	41,433	58,204
Net (Increase) Decrease in Loans Held-for-Sale	(214)	1,431	(1,837)
(Increase) Decrease in Accrued Interest Receivable	(19)	77	111
Impairment of Other Real Estate Owned	28	75	80
Recovery of Other Real Estate Owned	-	11	-
Increase in Other Assets	(345)	(360)	(59)
Decrease in Accrued Interest Payable	(7)	(51)	(116)
Increase (Decrease) in Other Liabilities	379	(934)	783
Net Cash Provided by Operating Activities	6,120	6,601	970

Cash Flows from Investing Activities
Investment in Certificates of Deposit	(56)	-	-
Purchase of Securities Available-for-Sale	(1,500)	-	-
Purchase of Securities Held-to-Maturity	(2,883)	-	(31,353)
Proceeds from Maturities of Certificates of Deposit	56	-	261
Proceeds from Maturities of Securities Available-for-Sale	4,439	6,105	10,317
Proceeds from Maturities of Securities Held-to-Maturity	10,170	19,954	23,267
Proceeds from Sales of Securities Available-for-Sale	80	-	-
Net Increase in Loans Receivable	(30,342)	(37,961)	(14,025)
Purchase of Property and Equipment	(1,103)	(278)	(861)
Proceeds from Sale of Property and Equipment	-	125	22
Proceeds from Sale of Foreclosed Assets	1,166	-	153
Net Increase in Investment in Federal Home Loan Bank Stock	(928)	(485)	(289)
Net Cash Used in Investing Activities	(20,901)	(12,540)	(12,508)

LOUISIANA BANCORP, INC.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)
Cash Flows from Financing Activities
(Decrease) Increase in Deposits	(9,410)	6,302	1,880
Increase in Advances by Borrowers for Taxes and Insurance	712	710	660
Increase (Decrease) in Borrowings	24,469	(2,414)	(3,659)
Purchase of Treasury Stock	(1,757)	(2,560)	(5,217)
Dividends Paid	(2,418)	-	-
Proceeds from Exercise of Stock Options	1,269	219	931

Net Cash Provided by (Used in) Financing Activities	12,865	2,257	(5,405)

Net Decrease in Cash and Cash Equivalents	(1,916)	(3,682)	(16,943)

Cash and Cash Equivalents, Beginning of Year	6,964	10,646	27,589

Cash and Cash Equivalents, End of Year	$5,048	$6,964	$10,646

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$2,535	$2,955	$4,680

Income Taxes	$966	$2,223	$526

Loans Transferred to Other Real Estate Owned	$265	$22	$330

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

The Bank is subject to the reserve requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as codified in Regulation D. Regulation D defines the institutions that are subject to the reserve requirement; the liabilities that are reservable; and the reporting, reserve calculation and maintenance requirements. For the reserve maintenance period ended December 31, 2014, the Bank’s reserve balance requirement was $18,000.

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

The Company held no trading securities as of December 31, 2014 or 2013.

Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains or losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans
The Bank grants one-to four-family, multi-family residential, commercial, and land mortgage loans, and consumer and construction loans, and lines of credit to customers. Certain first mortgage loans are originated and sold under loan sales agreements. A substantial portion of the loan portfolio is represented by mortgage loans made to customers throughout the greater New Orleans area. The ability of the Bank’s debtors to honor their contracts is significantly affected by the real estate and general economic conditions in this area.

Loans are reported at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

When the payment of principal or interest on a loan is delinquent for more than 90 days, or earlier in some cases, the loan is placed on non-accrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. All interest accrued but not collected for loans that are placed on non-accrual or loans charged-off is reversed against income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

It should be understood that estimates of future loan losses involve an exercise of judgment. While it is possible that in particular periods the Company may sustain losses, which may be substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying consolidated balance sheets is adequate to absorb possible losses in the existing loan portfolio.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $279,000, $366,000 and $256,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements
In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures – Accounting for Investments in Qualified Affordable Housing Projects. This guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. This guidance is effective for annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate - Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance within ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods beginning after December 15, 2014. The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of ASU 2014-09 requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently assessing the impact to the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement, as well as additional disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments of ASU 2014-12 require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments of ASU 2014-13 allow for a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative. Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this of this guidance is not expected to have a material effect on the Company’s financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments of ASU 2014-14 require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor upon foreclosure. The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company does not expect adoption of such will have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments of ASU 2015-01 eliminate from Generally Accepted Accounting Principles the concept of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect adoption of such will have a material impact on the Company’s consolidated financial statements.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2. Securities

A summary of securities classified as available-for-sale at December 31, 2014 and 2013, with gross unrealized gains and losses, is as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,426	106	-	1,532
FHLMC	862	63	-	925
	2,289	169	-	2,458

U.S. Government and Agency Obligations	-	-	-	-
Equity Securities	133	142	-	275

Total	$2,422	$311	$-	$2,733

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$11	$1	$-	$12
FNMA	2,010	151	-	2,161
FHLMC	1,207	83	-	1,290
	3,228	235	-	3,463

U.S. Government and Agency Obligations	1,993	30	-	2,023
Equity Securities	183	97	-	280

Total	$5,404	$362	$-	$5,766

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

A summary of securities classified as held-to-maturity at December 31, 2014 and 2013, with gross unrealized gains and losses, is as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,426	$85	$-	$2,511
FNMA	13,989	667	-	14,656
FHLMC	4,572	427	-	4,999
Total	20,987	1,179	-	22,166

Collateralized Mortgage Obligations
FNMA	7,162	5	(12)	7,155
FHLMC	8,949	58	-	9,007
	16,111	63	(12)	16,162

Municipal Obligations
General Obligations Bonds	2,881	60	-	2,941

Total	$39,979	$1,302	$(12)	$41,269

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$3,026	$107	$-	$3,133
FNMA	18,094	749	(68)	18,775
FHLMC	6,496	544	-	7,040
Total	27,616	1,400	(68)	28,948

Collateralized Mortgage Obligations
FNMA	8,785	7	(191)	8,601
FHLMC	10,945	11	(122)	10,834
	19,730	18	(313)	19,435

Total	$47,346	$1,418	$(381)	$48,383

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2014, are as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$1	$1	$-	$-
One to Five Years	490	516	1,740	1,834
Five to Ten Years	1,798	1,941	3,520	3,764
Over Ten Years	-	-	34,719	35,671
	2,289	2,458	39,979	41,269

Other Equity Securities	133	275	-	-

Total	$2,422	$2,733	$39,979	$41,269

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

There were no available-for-sale securities with gross unrealized losses at December 31, 2014 or 2013.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2014
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	-	-	-	-
FHLMC	-	-	-	-
	-	-	-	-
Collateralized Mortgage Obligations
FNMA	12	4,776	-	-
FHLMC	-	-	-	-
	12	4,776	-	-
Total	$12	$4,776	$-	$-

December 31, 2013
Mortgage-Backed Securities
GNMA	$-	$-	$-	$-
FNMA	68	7,573	-	-
FHLMC	-	-	-	-
	68	7,573	-	-
Collateralized Mortgage Obligations
FNMA	191	8,029	-	-
FHLMC	122	10,121	-	-
	313	18,150	-	-
Total	$381	$25,723	$-	$-

During 2014, the Company sold 5,000 shares of common stock classified as available-for-sale. The gross proceed from this sale were $80,000 and resulted in a realized gain of $30,000.

At December 31, 2014, securities with a carrying value of $5,621,000 were pledged to secure public deposits held for government entities.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans

A summary of the balances of loans follows as of December 31, 2014 and 2013:

	2014	2013
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$161,134	$139,069
Home Equity Loans and Lines	32,346	28,617
Multi-Family Residential	20,844	21,728
Commercial Real Estate	61,874	59,170
Land	17	197

Total Loans Secured by Mortgages on Real Estate	276,215	248,781

Consumer and Other Loans
Loans Secured by Deposits	350	421
Other	332	346

Total Consumer and Other Loans	682	767

Less:
Allowance for Loan Losses	(2,368)	(2,221)
Net Deferred Loan Origination Costs	397	152

Total Loans, Net	$274,926	$247,479

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

A summary of our current, past due and non-accrual loans as of December 31, 2014 and 2013, follows:

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$807	$-	$102	$909	$160,225	$161,134
Home Equity Loans and Lines	18	-	76	94	32,252	32,346
Multi-Family Residential	-	-	-	-	20,844	20,844
Commercial Real Estate	-	-	783	783	61,091	61,874
Land	-	-	-	-	17	17
Consumer and Other Loans	-	-	-	-	682	682

Total	$825	$-	$961	$1,786	$275,111	$276,897

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current Loans	Total Loans
	(in Thousands)
Real Estate Secured Loans
1-4 Family Residential	$-	$-	$20	$20	$139,049	$139,069
Home Equity Loans and Lines	122	-	32	154	28,463	28,617
Multi-Family Residential	-	-	-	-	21,728	21,728
Commercial Real Estate	308	-	1,276	1,584	57,586	59,170
Land	-	-	-	-	197	197
Consumer and Other Loans	7	-	-	7	760	767

Total	$437	$-	$1,328	$1,765	$247,783	$249,548

For the years ended December 31, 2014 and 2013, approximately $9,000 and $16,000, respectively, of interest was foregone on non-accrual loans.

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

An analysis of the changes in loans to such borrowers follows:

	2014	2013
	(In Thousands)

Balance, Beginning of Year	$2,526	$2,500
Additions	326	1,135
Payments	(846)	(1,109)

Balance, End of Year	$2,006	$2,526

An analysis of the allowance for loan losses is as follows for the years ended December 31st:

	2014	2013	2012
	(In Thousands)

Balance, Beginning of Year	$2,221	$1,917	$1,805
Provision for Loan Losses	189	264	246
Loan Recoveries	71	71	74
Loans Charged-Off	(113)	(31)	(208)

Balance, End of Year	$2,368	$2,221	$1,917

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	Real Estate Secured Mortgage Loans
December 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for (Recovery of) Loan Losses	189	31	(6)	(15)	(1)	(9)	189
Loans Charged-Off	-	(4)	-	(99)	-	(10)	(113)
Recoveries of Prior Charge-Offs	11	8	-	35	-	17	71
Balance, End of Year	$1,326	$288	$184	$563	$1	$6	$2,368

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$15	$2	$-	$-	$-	$-	$17
Loans Collectively Evaluated for Impairment	1,311	286	184	563	1	6	2,351
	$1,326	$288	$184	$563	$1	$6	$2,368

Ending Loan Balance
Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$102	$76	$-	$783	$-	$-	$961
Loans Collectively Evaluated for Impairment	161,032	32,270	20,844	61,091	17	682	275,936
	$161,134	$32,346	$20,844	$61,874	$17	$682	$276,897

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$856	$236	$160	$656	$2	$7	$1,917
Provision for (Recovery of) Loan Losses	259	16	30	(14)	-	(27)	264
Loans Charged-Off	-	(9)	-	-	-	(22)	(31)
Recoveries of Prior Charge-Offs	11	10	-	-	-	50	71
Balance, End of Year	$1,126	$253	$190	$642	$2	$8	$2,221

Ending Balance Allocated to:
Loans Individually Evaluated for Impairment	$-	$-	$-	$99	$-	$-	$99
Loans Collectively Evaluated for Impairment	1,126	253	190	543	2	8	2,122
	$1,126	$253	$190	$642	$2	$8	$2,221

Ending Loan Balance
Disaggregated by Evaluation Method
Loans Individually Evaluated for Impairment	$20	$32	$-	$1,276	$-	$-	$1,328
Loans Collectively Evaluated for Impairment	139,049	28,585	21,728	57,894	197	767	248,220
	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

A summary of the loans evaluated for possible impairment follows:

	2014	2013
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$111	$99
Imparied Loans not Requiring a Loss Allowance	850	1,229

Total Impaired Loans	$961	$1,328

Loss Allowance on Impaired Loans	$17	$99

At December 31, 2014 and 2013, all impaired loans were on non-accrual status. As of December 31, 2014 and 2013, the Company did not hold any renegotiated loans.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

The following table provides additional information with respect to impaired loans by portfolio segment and the impairment methodology used to analyze the credit. The recorded investment is presented gross of any specific valuation allowance.

As of December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$10	$10	$-	$53	$-
Home Equity Loans and Lines	57	57	-	70	4
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	953	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$850	$850	$-	$1,076	$4

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$92	$92	$15	$18	$1
Home Equity Loans and Lines	19	19	2	4	1
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	40	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$111	$111	$17	$62	$2

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$102	$102	$15	$71	$1
Home Equity Loans and Lines	76	76	2	74	5
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	993	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$961	$961	$17	$1,138	$6

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

As of December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
	(In Thousands)
Impaired Loans with No Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-Family Residential	-	-	-	2	-
Commercial Real Estate	1,177	1,177	-	500	47
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-
Total	$1,229	$1,229	$-	$590	$49

Impaired Loans with a Related Allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$-	$-	$-	$-	$-
Home Equity Loans and Lines	-	-	-	-	-
Multi-Family Residential	-	-	-	-	-
Commercial Real Estate	99	99	99	960	4
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-
Total	$99	$99	$99	$961	$4

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$20	$20	$-	$37	$-
Home Equity Loans and Lines	32	32	-	51	2
Multi-Family Residential	-	-	-	2	-
Commercial Real Estate	1,276	1,276	99	1,460	51
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	1	-
Total	$1,328	$1,328	$99	$1,551	$53

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

The Bank uses the following criteria to assess risk ratings with respect to its loan portfolio, which are consistent with regulatory guidelines:

Pass – Loans designated as “pass” are properly approved, documented, collateralized and performing with respect to their contractual obligations. These loans do not meet the criteria set forth for “special mention”, substandard”, or “loss”, and are not considered criticized.

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

The following table summarizes the credit grades assigned to our loan portfolio as of December 31, 2014 and 2013:

	Real Estate Secured Mortgage Loans
December 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$160,127	$32,022	$20,844	$61,091	$17	$682	$274,783
Special Mention	307	248	-	-	-	-	555
Substandard	685	74	-	783	-	-	1,542
Doubtful	-	-	-	-	-	-	-
Loss	15	2	-	-	-	-	17
Total	$161,134	$32,346	$20,844	$61,874	$17	$682	$276,897

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

	Real Estate Secured Mortgage Loans
December 31, 2013	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Credit Classification:
Pass	$138,718	$28,335	$21,728	$57,586	$197	$760	$247,324
Special Mention	331	250	-	-	-	-	581
Substandard	20	32	-	1,485	-	7	1,544
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	99	-	-	99
Total	$139,069	$28,617	$21,728	$59,170	$197	$767	$249,548

Note 4.  Accrued Interest Receivable

Accrued interest receivable at December 31, 2014 and 2013, consisted of the following:

	2014	2013
	(In Thousands)
Loans	$773	$737
Investments	35	18
Mortgage-Backed Securities	104	138

Total Accrued Interest Receivable	$912	$893

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment as of December 31, 2014 and 2013 follows:

	2014	2013
	(In Thousands)
Land, Buildings and Improvements	$4,445	$4,546
Furniture and Fixtures	2,048	2,026
Automobiles	53	53
	6,546	6,625
Accumulated Depreciation and Amortization	(4,563)	(4,482)

Construction in Progress	964	-

Total	$2,947	$2,143

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was approximately $270,000, $264,000 and $228,000, respectively.

Note 6. Deposits

Interest bearing deposit account balances at December 31, 2014 and 2013, are summarized as follows:

	Weighted-Average		Account Balances at December 31,
	Rate at December 31,		2014		2013
	2014	2013	Amount	Percent	Amount	Percent
			(In Thousands)

NOW and MMDA	0.26%	0.26%	$40,910	23.17%	$36,608	19.54%
Savings Accounts	0.29%	0.21%	44,315	25.09%	25,071	13.38%
Certificates of Deposit	1.07%	1.17%	91,366	51.74%	125,704	67.08%

Total			$176,591	100.00%	$187,383	100.00%

On October 1, 2014, $20,145,000 of short-term certificates were transferred to non-maturity savings accounts. This change was required due to a modification of account terms and conditions.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2014 and 2013, was $36,647,000 and $58,016,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 6. Deposits (Continued)

Certificates of deposit at December 31, 2014, mature as follows (in thousands):

	Amount	Percent
Certificate Accounts Maturing
One Year or Less	$53,890	58.98%
One to Two Years	15,047	16.47
Two to Three Years	9,092	9.95
Three to Five Years	13,337	14.60

Total	$91,366	100.00%

Interest expense by deposit type for each of the following years was as follows:

	2014	2013	2012
	(In Thousands)

Certificates of Deposit	$1,287	$1,541	$1,951
Interest Bearing Demand Deposits	90	72	63
Savings Accounts	72	53	57

Total	$1,449	$1,666	$2,071

The Bank held deposits of approximately $4,033,000 and $12,101,000, for related parties at December 31, 2014 and 2013, respectively.

Note 7. Borrowings

Federal Home Loan Bank Advances
Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (“FHLB”), advances issued by the Federal Home Loan Bank are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized on FHLB advances in 2014, 2013 and 2012, was $1,079,000, $1,087,000, and $1,160,000, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 7. Borrowings (Continued)

Federal Home Loan Bank Advances (Continued)
Advances consisted of the following at December 31, 2014 and 2013, respectively.

			FHLB Advance Total
Contract Rate			2014	2013
			(In Thousands)
0%	-	0.99%	$25,000	$-
1%	-	1.99%	33,758	33,776
2%	-	2.99%	528	570
3%	-	3.99%	12,650	13,014
4%	-	4.99%	3,573	3,680
5%	-	5.99%	-	-

Total			$75,509	$51,040

Maturities of FHLB Advances at December 31, 2014, were as follows:

Year Ending December 31,	Amount Maturing
(In Thousands)
2015	$31,783
2016	6,351
2017	10,915
2018	-
2019	6,583
Thereafter	19,877
Total	$75,509

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013, were as follows:

	2014	2013
	(In Thousands)
Deferred Tax Assets
Allowance for Loan Losses	$778	$714
Deferred Compensation	530	495
OREO Write Down	123	114
Stock Options	5	134
Other	118	146

Total Deferred Tax Assets	1,554	1,603

Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(69)	(123)
FHLB Stock Dividends	(54)	(59)
Deferred Loan Costs	(135)	(81)
Other	(127)	(52)

Total Deferred Tax Liabilities	(385)	(315)

Net Deferred Tax Asset	$1,169	$1,288

Generally accepted accounting principles do not require that deferred income taxes be provided on certain portions of the allowance for loan losses that existed as of December 31, 1987. At December 31, 2014, retained earnings included approximately $1,336,000 representing such bad debt deductions for which the related deferred income taxes of approximately $454,000 have not been provided.

The provision for income taxes for 2014, 2013 and 2012, consisted of the following for the years ended December 31st:

	2014	2013	2012
	(In Thousands)
Current Expense	$1,274	$1,355	$1,535
Deferred Tax Expense (Benefit)	173	79	(193)

Total	$1,447	$1,434	$1,342

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 8. Income Taxes (Continued)

The provision for Federal income taxes differs from that computed by applying Federal statutory rates to income before Federal income tax expense, as indicated in the following analysis:

	2014		2013		2012
	(In Thousands)
Expected Tax Provision	$1,450	34.0%	$1,408	34.0%	$1,309	34.0%
Non-Deductible Expenses	12	0.3	26	0.6	8	0.2
Effect of Tax Exempt Income	(15)	(0.4)	-	-	-	-
Other	-	-	-	-	25	0.7

Total	$1,447	33.9%	$1,434	34.6%	$1,342	34.9%

The Company had no amount of interest and/or penalties related to tax positions recognized in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, nor any amount of interest and/or penalties payable related to tax positions that were recognized in the consolidated balance sheets as of December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company had no uncertain tax positions. As of December 31, 2014, the tax years that remain open for examination by tax jurisdictions include 2013, 2012 and 2011.

Note 9. Comprehensive Income

Comprehensive income was comprised of changes in the Company’s unrealized holding gains or losses on securities available-for-sale during 2014, 2013 and 2012. The components of comprehensive income and related tax effects were as follows for the years indicated:

	2014	2013	2012
	(In Thousands)
Gross Change in Unrealized Gains Arising During the Period	$(21)	$(292)	$(315)
Tax Benefit	7	99	107

Total	(14)	(193)	(208)

Reclassification Adjustment for Gains Included in Net Income	(30)	-	-
Tax Expense	10	-	-

Total	(20)	-	-

Net Change in Unrealized Gains Arising During the Period	$(34)	$(193)	$(208)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and tangible equity to adjusted total assets (as defined). As of December 31, 2014, the Bank met all of the capital requirements to which it is subject and was deemed to be well capitalized. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The actual and required capital amounts and ratios applicable to the Bank for the years ended December 31, 2014 and 2013, are presented in the following tables:

	A ctual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2014
Core/Leverage Capital	$48,054	14.46%	$9,970	3.00%	$16,617	5.00%
Tier 1 Risk-Based Capital	48,054	23.79%	8,081	4.00%	12,121	6.00%
Total Risk-Based Capital	50,422	24.96%	16,162	8.00%	20,202	10.00%

December 31, 2013
Core/Leverage Capital	$46,724	14.80%	$9,471	3.00%	$15,785	5.00%
Tier 1 Risk-Based Capital	46,724	25.37%	7,366	4.00%	11,049	6.00%
Total Risk-Based Capital	48,945	26.58%	14,732	8.00%	18,414	10.00%

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 10. Regulatory Matters (Continued)

In July 2013, the federal banking regulatory agencies issued a final rule which revised the regulatory capital framework for financial institutions. The final rule covers a number of aspects pertaining to capital requirements. These include:

•	Prompt Corrective Action (PCA) Capital Category Thresholds – The following thresholds have been established for an institution to be deemed adequately capitalized:
	Total Risk Based Capital Ratio	8.0%
	Tier 1 Risk Based Capital Ratio	6.0%
	Common Equity Tier 1 Capital Ratio	4.5%
	Tier 1 Leverage Ratio	4.0%

•	Establishment of a Capital Conservation Buffer – The Capital Conservation Buffer is phased in through 2019;

•	Changes in risk-weighting of assets; and

•	Opt-out Election for Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.

	Financial institutions become subject to the final rule on January 1, 2015.

	The Bank’s capital under generally accepted accounting principles (“GAAP”) is reconciled to its total risk-based regulatory capital as follows:

	2014	2013
	(In Thousands)

Capital Under GAAP	$48,150	$46,879
Unrealized Gains on Available-for-Sale Securities	(96)	(155)

Tier 1 Capital	48,054	46,724

Allowance for Loan Losses	2,368	2,221
Recourse Obligations	-	-

Total Risk-Based Capital	$50,422	$48,945

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

As of December 31, 2014 and 2013, the Company had outstanding commitments to extend credit totaling approximately $47,017,000 and $33,330,000, respectively, and had no commitments to sell loans at a loss. Of the $47,017,000 in outstanding commitments at December 31, 2014, approximately $7,528,000 were for fixed rate loans with interest rates ranging from 3.25% to 5.25%, and approximately $39,489,000 were for variable rate loans with interest ranging from 3.25% to 9.25%. No material losses or gains are anticipated as a result of these outstanding commitments.

Note 12. Commitments and Contingencies

Operating Leases
The Company leases facilities and equipment under operating leases expiring in various years through 2016. At December 31, 2014, minimum rental commitments under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount

2015	$44,186
2016	15,678

Total	$59,864

Total rent expense incurred by the Company under leases amounted to $62,000, $36,000 and $34,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies (Continued)

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property.

The Company was the lessor of office space to a director of the Company, under an operating lease that expired in 2014. Total rental income from this lease amounted to $3,000, $20,000 and $20,000 for each of the years ended December 31, 2014, 2013 and 2012.

Construction-In Progress
During 2014, the Bank entered into a construction agreement in the amount of $1,146,000 to demolish and reconstruct its branch office at 4401 Transcontinental Drive, Metairie, Louisiana. At December 31, 2014, the Bank had paid $761,000 of the contracted amount resulting in a remaining balance to completion of $385,000. We anticipate completing the construction of the branch during the first quarter of 2015.

During the construction phase of this project, the Bank provided banking services for its customers from a temporary building located on the existing site.

Employment Contracts
The Company has entered into employment contracts with key employees. At December 31, 2014, these compensation commitments expire as follows:

Years Ending December 31,	Amount

2015	$453,679
2016	453,679
2017	393,679

Total	$1,301,037

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

LOUISIANA BANCORP, INC.
Notes to Consolidated Financial Statements

Note 14. Estimated Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$5,048	$5,048	$6,964	$6,964
Certificates of Deposit	481	482	481	484
Securities	42,712	44,002	53,112	54,149

Loans	277,294	281,908	249,700	254,872
Less Allowance for Loan Losses	(2,368)	(2,368)	(2,221)	(2,221)
Loans, Net of Allowance	274,926	279,540	247,479	252,651

Federal Home Loan Bank Stock	3,245	3,245	2,317	2,317

Financial Liabilities
Deposits	$193,098	$204,304	$202,508	$209,660
Borrowings	75,509	74,538	51,040	48,140

Unrecognized Financial Instruments Commitments to Extend Credit	$47,017	$47,154	$33,330	$33,521

ASC 820, Fair Value Measurements, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

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

The preceding methods described may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used during the year ended December 31, 2014.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,458	$-	$2,458	$-
US Government and Agency Obligations	-	-	-	-
Equity Securities	275	275	-	-
Loans Held-for-Sale	620	-	620	-

Total	$3,353	$275	$3,078	$-

	Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$3,463	$-	$3,463	$-
US Government and Agency Obligations	2,023	-	2,023	-
Equity Securities	280	280	-	-
Loans Held-for-Sale	406	-	406	-

Total	$6,172	$280	$5,892	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at December 31, 2014 and 2013.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 14. Estimated Fair Value of Financial Instruments (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$944	$-	$-	$944
Other Real Estate Owned	-	-		-

Total	$944	$-	$-	$944

	Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,229	$-	$-	$1,229
Other Real Estate Owned	568	-	568	-

Total	$1,797	$-	$568	$1,229

Note 15. Employee Benefits

The Bank has a 401(k) plan covering all employees who meet certain age and service requirements. Contributions to the plan are made at the discretion of the Board of Directors. The 401(k) expense amounted to approximately $22,000, $22,000 and $18,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The plan contains profit sharing provisions, with employer contributions to the plan based on a percentage of wages, net of forfeitures. There was no profit sharing contribution during 2014, 2013 or 2012.

The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) during 2006 for its Chief Executive Officer. The agreement requires the Bank’s Chief Executive Officer to remain employed by the Bank through January 15, 2013 in exchange for retirement benefits payable in equal quarterly installments of $25,000 for ten consecutive years. In the event of disability, the Bank’s Chief Executive Officer is entitled to receive equal quarterly installments of $25,000 for ten consecutive years. In the event of termination, other than for disability, the Bank’s Chief Executive Officer is entitled to benefits accrued through that period. In the event of death, benefits will be payable to the Chief Executive Officer’s designated beneficiary. For the years ended December 31, 2014, 2013 and 2012, the Bank accrued $88,000, $91,000 and $100,000, respectively, in accordance with this agreement. The Bank’s future compensation expense for 2015 under this plan is $35,000.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 15. Employee Benefits (Continued)

In March 2007, the Bank implemented a SERP for the benefit of the Bank’s Chief Financial Officer. The Plan provides for annual credits to an accumulation account at the rate of 10% of the Executive’s annual base pay. The account is credited with earnings on an annual basis at a rate determined by the Board of Directors. The Executive will be fully vested (100%) in his Accumulation Account at age 65. The Plan provides for partial vesting when the Executive reaches the “Early Retirement Age” of 55 and remains in the employ of the Bank. Upon reaching the Early Retirement Age, the Executive will be vested 75% in the Accumulation Account. Additional vesting will be credited at the rate of 2.5% per annum for years of service after attaining the Early Retirement Age. Notwithstanding the other provisions of the agreement, the Executive will be 100% vested in the Accumulation Account in the event of death, permanent disability, termination without cause, or termination following a change of control. For the years ended December 31, 2014, 2013 and 2012, the Bank accrued $13,300, $12,700 and $12,000, respectively, in accordance with this agreement in the respective periods.

Note 16. Related Party Transactions

The Bank purchased insurance policies through an insurance agency of which one of its directors is an executive officer. Premiums for such policies totaled $575,000, $597,000 and $517,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 17. Employee Stock Ownership Plan (Continued)

As compensation expense is incurred, the unearned ESOP shares account is reduced based on the original cost of the stock. The difference between the cost and average market price of shares released for allocation is applied to additional paid-in capital. ESOP compensation expense was approximately $509,000, $441,000, and $410,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The ESOP shares as of December 31, 2014 and 2013, were as follows:

	2014	2013
Shares Allocated, Beginning Balance	158,714	133,706
Shares Allocated During the Year	25,383	25,383
Shares Distributed During the Year	(410)	(375)
Unallocated Shares	317,289	342,672

Total ESOP Shares	500,976	501,386

Fair Value of Unallocated Shares	$7,123,138	$6,243,484

Stock Price at December 31	$22.45	$18.22

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

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust acquired 4%, or 253,829 shares, of the then issued and outstanding shares of the Company, which are held pursuant to the plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each officer or employee and non-employee director shall not exceed 25% and 5%, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the plan. As of December 31, 2014, 243,677 shares had been awarded under the provisions of the plan to directors, officers and employees of the Company.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 18. Recognition and Retention Plan (Continued)

The Company recognized compensation expense during 2014 at a weighted-average per-share grant date fair value of $16.00. Compensation expense related to the Recognition and Retention Plan was $53,000, $117,000 and $526,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were 18,102 shares available for future grants under the plan, which includes 7,950 shares that were forfeited by former participants in the plan.

A summary of the changes in the Company’s granted, but nonvested shares, as of December 31, 2014, follows:

	Nonvested Shares
	Shares	Weighted-Average Grant Date Fair Value

Balance - December 31, 2013	12,400	$16.22
Granted	-	-
Vested	(3,300)	15.98
Forfeited	(1,200)	12.25

Balance - December 31, 2014	7,900	$16.92

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

As of December 31, 2014, options to acquire 596,697 shares of common stock had been granted under the provisions of the plan to directors, officers and employees of the Company, at a weighted-average exercise price of $12.10. At December 31, 2014, there were 80,976 stock options available for future grants under the plan, which includes 43,100 options that were forfeited by former participants in the plan.

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 19.  Stock Option Plan (Continued)

A summary of the activity in the Stock Option Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	456,513	$12.15
Options Granted	-	-
Options Exercised	(105,330)	12.05
Options Forfeited	(10,100)	16.72

Outstanding, December 31, 2014	341,083	$12.05	3.59	$3,550,017

Options Exercisable at December 31, 2014	326,683	$11.82	3.39	$3,470,445

A summary of the status of the Company’s nonvested options as of December 31, 2014, and changes during the year ended December 31, 2014, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	33,500	$16.36
Options Granted	-	-
Options Vested	(10,000)	15.16
Options Forfeited	(9,100)	16.78

Nonvested at December 31, 2014	14,400	$16.92

As of December 31, 2014, there was $31,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.22 years. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. Compensation expense related to the Stock Option Plan was $20,000, $74,000 and $238,000, respectively, for the years ended December 31, 2014, 2013 and 2012.

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

	2014	2013	2012
	(Dollars in Thousands, Except per Share Data)
Numerator
Net Income	$2,817	$2,708	$2,507
Effect of Dilutive Securities	-	-	-

Numerator for Diluted Earnings Per Share	$2,817	$2,708	$2,507

Denominator
Weighted-Average Shares Outstanding	2,466,843	2,480,894	2,633,316
Effect of Potentially Dilutive Securities	173,742	139,535	141,522

Denominator for Diluted Earnings Per Share	2,640,585	2,620,429	2,774,838

Earnings Per Share
Basic	$1.14	$1.09	$0.95
Diluted	$1.06	$1.03	$0.90

Cash Dividends Per Share	$0.95	$-	$-

The following table presents the components of average outstanding shares for purposes of calculating earnings per share:

	2014	2013	2012
Average Common Shares Issued	6,345,732	6,345,732	6,345,732
Average Unearned ESOP Shares	(342,602)	(367,985)	(393,369)
Average Unearned RRP Shares	(28,686)	(37,638)	(82,519)
Average Treasury Shares	(3,507,601)	(3,459,215)	(3,236,528)

	2,466,843	2,480,894	2,633,316

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21. Condensed Financial Information - Parent Company Only

Financial information pertaining only to Louisiana Bancorp, Inc. is as follows:

LOUISIANA BANCORP, INC.
Condensed Balance Sheets
As of December 31, 2014 and 2013
(Dollars in Thousands)

	2014	2013
Assets
Cash and Cash Equivalents	$9,052	$6,112
Certificates of Deposits	82	82
Securities Available-for-Sale, at Fair Value	543	648
Investment in Subsidiary	48,150	51,210
Accrued Interest Receivable	1	1
Other Assets	623	70

Total Assets	$58,451	$58,123

Liabilities and Shareholders' Equity
Liabilities
Other Liabilities	$54	$184

Total Liabilities	54	184

Total Shareholders' Equity	58,397	57,939

Total Liabilities and Shareholders' Equity	$58,451	$58,123

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	2014	2013	2012
Income
Interest Income Investment Securities	$22	$24	$37
Dividend Income from Subsidiary	6,000	-	6,000
Gain on the Sale of Securities	30	-	-

Total Income	6,052	24	6,037

Operating Expenses	335	388	371

Income (Loss) Before Income Taxes and Undistributed Earnings of Subsidiary	5,717	(364)	5,666

Federal Income Tax Benefit	101	126	121

Equity in Undistributed Earnings of Subsidiary	(3,001)	2,946	(3,280)

Net Income	$2,817	$2,708	$2,507

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 21.	Condensed Financial Information - Parent Company Only (Continued)

LOUISIANA BANCORP, INC.
Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$2,817	$2,708	$2,507
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Income of Subsidiaries	3,001	(2,946)	3,280
Net Increase in Recognition and Retention Plan Shares Earned	52	544	525
Stock Option Plan Expense	20	74	238
Net Discount Accretion	-	(1)	(1)
Deferred Income Tax Benefit	(5)	(18)	(31)
Gain on Sale of Securities	(30)	-	-
Decrease in Accrued Interest Receivable	-	1	2
(Increase) Decrease in Other Assets	(9)	1	20
(Decrease) Increase in Due to Subsidiary	(173)	429	756
(Decrease) Increase in Other Liabilities	-	(3)	6

Net Cash Provided by Operating Activities	5,673	789	7,302

Cash Flows from Investing Activities
Purchases of Certificates of Deposit	(56)	-	-
Purchases of Investment Securities - Available-for-Sale	(1,500)	-	-
Proceeds from Maturities of Certificates of Deposit	56	-	11
Proceeds from Maturities of Securities Available-for-Sale	1,593	195	298
Proceeds for Sales of Securities Available-for-Sale	80	-	-

Net Cash Provided by Investing Activities	173	195	309

Cash Flows from Financing Activities
Purchase of Treasury Stock	(1,757)	(2,560)	(5,217)
Dividends Paid	(2,418)	-	-
Proceeds from Exercise of Stock Options	1,269	219	931

Net Cash Used in Financing Activities	(2,906)	(2,341)	(4,286)

Net Increase (Decrease) in Cash and Cash Equivalents	2,940	(1,357)	3,325

Cash and Cash Equivalents, Beginning of Year	6,112	7,469	4,144

Cash and Cash Equivalents, End of Year	$9,052	$6,112	$7,469

LOUISIANA BANCORP, INC.

Notes to Consolidated Financial Statements

Note 22. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2014. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information to be contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be held on May 6, 2015 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2007 Stock Option Plan and 2007 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	348,983	(1)	$12.05	(2)	99,078
Equity compensation plans not approved by security holders	--		- -		- -
Total	348,983		$12.05		99,078

_____________________________________
(Footnotes from preceding page)

(1)	Includes 7,900 shares subject to restricted stock grants which were not vested as of December 31, 2014.
(2)	The weighted-average exercise price excludes such restricted stock grants.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
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

LOUISIANA BANCORP, INC.

March 27, 2015	By:	/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. LeBon, III
Lawrence J. LeBon, III	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 27, 2015

/s/ John LeBlanc
John LeBlanc	Executive Vice President and Chief Financial Officer (principal financial and principal accounting officer)	March 27, 2015

/s/ Maurice F. Eagan, Jr.
Maurice F. Eagan, Jr.	Director	March 27, 2015

/s/ Michael E. Guarisco
Michael E. Guarisco	Director	March 27, 2015

/s/ Gordon K. Konrad
Gordon K. Konrad	Director	March 27, 2015

/s/ Brian G. LeBon, Sr.
Brian G. LeBon, Sr.	Director	March 27, 2015

/s/ Ivan J. Miestchovich
Ivan J. Miestchovich	Director	March 27, 2015