Form 10-Q
period 2015-03-31
LOUISIANA BANCORP INC
filed 2015-05-13
CIK 1392562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2015, there were 2,904,382 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2015	December 31, 2014
	(In Thousands)
Assets
Cash and Due from Banks	$2,167	$3,016
Short-Term Interest-Bearing Deposits	2,550	2,032
Total Cash and Cash Equivalents	4,717	5,048

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $2,246 and $2,422, respectively)	2,551	2,733
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $39,320 and $41,269, respectively)	37,914	39,979

Loans Held for Sale	1,046	620
Loans Held for Investment	275,948	276,674
Allowance for Loan Loss	(2,365)	(2,368)
Total Loans Receivable	274,629	274,926

Accrued Interest Receivable	931	912
Stock in Federal Home Loan Bank	3,300	3,245
Premises and Equipment, Net	3,258	2,947
Other Assets	2,957	3,075
Total Assets	$330,738	$333,346

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$15,913	$16,507
Interest-Bearing	184,797	176,591
Total Deposits	200,710	193,098

Borrowings	65,441	75,509
Advance Payments by Borrowers for Taxes and Insurance	3,126	4,477
Accrued Interest Payable	114	123
Other Liabilities	2,401	1,742
Total Liabilities	271,792	274,949

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,906,592 and 2,901,592 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,557	63,563
Unearned ESOP Shares	(3,173)	(3,173)
Unearned Recognition and Retention Plan Shares	(327)	(327)
Treasury Stock, at Cost (3,439,140 shares and 3,444,140 shares, respectively)	(49,811)	(49,883)
Retained Earnings	48,436	47,949
Accumulated Other Comprehensive Income	201	205
Total Shareholders' Equity	58,946	58,397

Total Liabilities and Shareholders' Equity	$330,738	$333,346

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$2,897	$2,740
Mortgage Backed Securities	281	374
Investment Securities	20	28
Other Interest-Bearing Deposits	5	4
Total Interest and Dividend Income	3,203	3,146

Interest Expense
Deposits	297	390
Borrowings	255	271
Total Interest Expense	552	661

Net Interest Income	2,651	2,485

(Recovery of) Provision for Loan Losses	(8)	21

Net Interest Income after Provision for Loan Losses	2,659	2,464

Non-Interest Income
Customer Service Fees	203	202
Gain on Sale of Loans	175	140
Other Income	15	21
Total Non-Interest Income	393	363

Non-Interest Expense
Salaries and Employee Benefits	1,250	1,130
Occupancy Expense	374	360
Louisiana Bank Shares Tax	50	48
FDIC Insurance Premium	40	37
Supplies & Printing	45	30
Net Cost of OREO Operations	-	3
Advertising Expense	69	64
Professional Service Fees	82	75
Other Expenses	135	137
Total Non-Interest Expense	2,045	1,884

Income Before Income Tax Expense	1,007	943

Income Tax Expense	338	323

Net Income	$669	$620

Earnings Per Share
Basic	$0.26	$0.25
Diluted	$0.25	$0.23

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)

Net Income	$669	$620

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(4)	(25)

Reclassification Adjustment for Gains Included in Net Income	-	-

Total Other Comprehensive Loss	(4)	(25)

Comprehensive Income	$665	$595

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)
For theThree Months Ended March 31, 2015 and 2014
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Three Months Ended March 31, 2014	-	-	-	-	-	620	-	620
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(25)	(25)
Dividends Paid						(126)		(126)
Stock Purchased for Treasury	-	-	-	-	(409)	-	-	(409)
RRP Shares Earned	-	-	-	-	-	-	-	-
Stock Option Expense	-	7	-	-	-	-	-	7

Balances at March 31, 2014	$63	$63,540	$(3,427)	$(368)	$(50,060)	$48,044	$214	$58,006

Balances at December 31, 2014	$63	$63,563	$(3,173)	$(327)	$(49,883)	$47,949	$205	$58,397
Net Income - Three Months Ended March 31, 2015	-	-	-	-	-	669	-	669
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(4)	(4)
Dividends Paid	-	-	-	-	-	(182)	-	(182)
Stock Options Exercised	-	(10)	-	-	72	-	-	62
Stock Option Expense	-	4	-	-	-	-	-	4

Balances at March 31, 2015	$63	$63,557	$(3,173)	$(327)	$(49,811)	$48,436	$201	$58,946

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$669	$620
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	76	67
(Recovery of) Provision for Loan Losses	(8)	21
Stock Option Plan Expense	4	7
Net Premium Amortization	18	14
Deferred Income Tax Benefit	(19)	(152)
Gain on Sale of Loans	(175)	(140)
Originations of Loans Held-for-Sale	(8,779)	(1,364)
Proceeds from Sales of Loans Held-for-Sale	8,431	3,885
Net Decrease in Loans Held-for-Sale	426	405
Increase in Accrued Interest Receivable	(20)	(22)
Decrease in Other Assets	102	124
Decrease in Accrued Interest Payable	(9)	(1)
Increase in Other Liabilities	696	622
Net Cash Provided by Operating Activities	1,412	4,086

Cash Flows from Investing Activities
Purchase of Securities Available-for-Sale	-	(1,500)
Proceeds from Maturities of Securities Available-for-Sale	176	267
Proceeds from Maturities of Securities Held-to-Maturity	2,048	2,786
Net Decrease (Increase) in Loans Receivable	402	(3,042)
Purchase of Property and Equipment	(387)	(72)
Proceeds from Sale of Foreclosed Assets	-	23
Net Increase in Investment in Federal Home Loan Bank Stock	(55)	(261)
Net Cash Provided by (Used in) Investing Activities	2,184	(1,799)

See accompanying notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash Flows from Financing Activities
Increase in Deposits	7,612	78
Decrease in Advances by Borrowers for Taxes and Insurance	(1,350)	(1,184)
Decrease in Borrowings	(10,069)	(122)
Purchase of Treasury stock	-	(409)
Proceeds from Exercise of Stock Options	62	-
Dividends Paid	(182)	(126)

Net Cash Used in Financing Activities	(3,927)	(1,763)

Net (Decrease) Increase in Cash and Cash Equivalents	(331)	524

Cash and Cash Equivalents, Beginning of Year	5,048	6,964

Cash and Cash Equivalents, End of Period	$4,717	$7,488

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest	$561	$661

Income Taxes	$-	$-

Loans Transferred to Other Real Estate Owned During the Period	$-	$-

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company held no trading securities as of March 31, 2015 or December 31, 2014.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at March 31, 2015 and December 31, 2014, with gross unrealized gains and losses, follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,322	101	-	1,423
FHLMC	790	58	-	848
	2,113	159	-	2,272

Equity Securities	133	146	-	279

Total	$2,246	$305	$-	$2,551

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,426	106	-	1,532
FHLMC	862	63	-	925
	2,289	169	-	2,458

Equity Securities	133	142	-	275

Total	$2,422	$311	$-	$2,733

A summary of securities classified as held-to-maturity at March 31, 2015 and December 31, 2014, with gross unrealized gains and losses, follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,327	$74	$-	$2,401
FNMA	13,195	701	-	13,896
FHLMC	4,302	419	-	4,721
	19,824	1,194	-	21,018

Collateralized Mortgage Obligations
FNMA	6,780	59	-	6,839
FHLMC	8,430	111	-	8,541
	15,210	170	-	15,380

Municipal Bond Obligations
General Obligation Bonds	2,880	45	(3)	2,922
Total	$37,914	$1,409	$(3)	$39,320

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,426	$85	$-	$2,511
FNMA	13,989	667	-	14,656
FHLMC	4,572	427	-	4,999
	20,987	1,179	-	22,166

Collateralized Mortgage Obligations
FNMA	7,162	5	(12)	7,155
FHLMC	8,949	58	-	9,007
	16,111	63	(12)	16,162

Municipal Bond Obligations
General Obligation Bonds	2,881	60	-	2,941
Total	$39,979	$1,302	$(12)	$41,269

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of March 31, 2015.  Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$1	$1	$-	$-
One to Five Years	434	456	1,517	1,594
Five to Ten Years	1,678	1,815	3,398	3,656
Over Ten Years	-	-	32,999	34,070

	$2,113	$2,272	$37,914	$39,320

Equity Securities	133	279	-	-

Total	$2,246	$2,551	$37,914	$39,320

At March 31, 2015 and December 31, 2014, the Company held no available-for-sale securities that had unrealized losses.  The following table reflects our held-to-maturity securities with unrealized losses at March 31, 2015 and December 31, 2014.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
March 31, 2015

Collateralized Mortgage Obligations
FNMA	$-	$-	$-	$-
FHLMC	-	-	-	-
	-	-	-	-

Municipal Obligations
General Obligation Bonds	3	609	-	-
Total	$3	$609	$-	$-

December 31, 2014

Collateralized Mortgage Obligations
FNMA	$12	$4,776	$-	$-
FHLMC	-	-	-	-
	12	4,776	-	-

Municipal Obligations
General Obligation Bonds	-	-
Total	$12	$4,776	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	March 31, 2015	December 31, 2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$159,920	$161,134
Home Equity Loans and Lines	35,872	32,346
Multi-family Residential	20,587	20,844
Commercial Real Estate	59,418	61,874
Land	100	17

Total Loans Secured by Real Estate	275,897	276,215

Consumer and Other Loans
Loans Secured by Deposits	368	350
Other	372	332

Total Consumer and Other Loans	740	682

Less:
Allowance for Loan Losses	(2,365)	(2,368)
Net Deferred Loan Origination Fees/Costs	357	397

Total Loans, Net	$274,629	$274,926

A summary of our current, past due and nonaccrual loans as of March 31, 2015 and December 31, 2014 follows:

March 31, 2015	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$698	$698	$159,222	$159,920
Home Equity Loans and Lines	95	-	76	171	35,701	35,872
Multi-family Residential	-	-	-	-	20,587	20,587
Commercial Real Estate	-	-	751	751	58,667	59,418
Land	-	-	-	-	100	100
Consumer and Other Loans	5	-	-	5	735	740

Total	$100	$-	$1,525	$1,625	$275,012	$276,637

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$807	$-	$102	$909	$160,225	$161,134
Home Equity Loans and Lines	18	-	76	94	32,252	32,346
Multi-family Residential	-	-	-	-	20,844	20,844
Commercial Real Estate	-	-	783	783	61,091	61,874
Land	-	-	-	-	17	17
Consumer and Other Loans	-	-	-	-	682	682

Total	$825	$-	$961	$1,786	$275,111	$276,897

An analysis of the allowance for loan losses follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In Thousands)

Balance, Beginning of Period	$2,368	$2,221
(Recovery of) Provision for Loan Losses	(8)	189
Loan Recoveries	15	71
Charge-Offs	(10)	(113)
Balance, End of Period	$2,365	$2,368

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and March 31, 2014.

	Real Estate Secured Mortgage Loans
March 31, 2015	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,326	$288	$184	$563	$1	$6	$2,368
Provision for Loan Losses	(18)	27	(4)	(22)	1	8	(8)
Charge-Offs	-	-	-	-	-	(10)	(10)
Recoveries of prior charge-offs	4	8	-	-	-	3	15

Balance, End of Period	$1,312	$323	$180	$541	$2	$7	$2,365

Ending Balance Allocated to:
Loans individually evaluated for impairment	$15	$4	$-	$-	$-	$-	$19
Loans collectively evaluated for impairment	1,297	319	180	541	2	7	2,346
	$1,312	$323	$180	$541	$2	$7	$2,365

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$698	$76	$-	$751	$-	$-	$1,525
Loans collectively evaluated for impairment	159,222	35,796	20,587	58,667	100	740	275,112
	$159,920	$35,872	$20,587	$59,418	$100	$740	$276,637

	Real Estate Secured Mortgage Loans
March 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for Loan Losses	15	-	(13)	20	(1)	-	21
Charge-Offs	-	-	-	-	-	(8)	(8)
Recoveries of prior charge-offs	3	2	-	-	-	4	9

Balance, End of Period	$1,144	$255	$177	$662	$1	$4	$2,243

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$99	$-	$-	$99
Loans collectively evaluated for impairment	1,144	255	177	563	1	4	2,144
	$1,144	$255	$177	$662	$1	$4	$2,243

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$17	$97	$-	$1,244	$-	$-	$1,358
Loans collectively evaluated for impairment	139,238	28,278	18,816	61,098	97	867	248,394
	$139,255	$28,375	$18,816	$62,342	$97	$867	$249,752

A summary of the loans evaluated for possible impairment follows:

	March 31, 2015	December 31, 2014
	(In Thousands)

Impaired Loans Requiring a Loss Allowance	$128	$111
Impaired Loans not Requiring a Loss Allowance	1,397	850

Total Impaired Loans	$1,525	$961

Loss Allowance on Impaired Loans	$19	$17

At March 31, 2015 and December 31, 2014, all impaired loans were on nonaccrual status.  The Bank did not hold any renegotiated loans on these dates.  The amount of foregone interest on nonaccrual loans at March 31, 2015 and December 31, 2014, was approximately $28,000 and $9,000, respectively.

The following table summarizes our impaired loans by portfolio segment as of the dates indicated.

As of March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$607	$607	$-	$308	$-
Home Equity Loans and Lines	39	39	-	47	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	751	751	-	767	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,397	$1,397	$-	$1,122	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$92	$92	$15	$92	$-
Home Equity Loans and Lines	36	36	4	29	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$128	$128	$19	$121	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$699	$699	$15	$400	$-
Home Equity Loans and Lines	75	75	4	76	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	751	751	-	767	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,525	$1,525	$19	$1,243	$-

As of December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$10	$10	$-	$53	$-
Home Equity Loans and Lines	57	57	-	70	4
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	953	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$850	$850	$-	$1,076	$4

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$92	$92	$15	$18	$1
Home Equity Loans and Lines	19	19	2	4	1
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	40	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$111	$111	$17	$62	$2

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$102	$102	$15	$71	$1
Home Equity Loans and Lines	76	76	2	74	5
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	993	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$961	$961	$17	$1,138	$6

The following table summarizes the credit grades assigned by the Company to our loan portfolio as of March 31, 2015 and December 31, 2014.  Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
March 31, 2015	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$159,222	$35,796	$20,587	$58,667	$100	$740	$275,112
Special Mention	-	-	-	-	-	-	-
Substandard	683	72	-	751	-	-	1,506
Doubtful	-	-	-	-	-	-	-
Loss	15	4	-	-	-	-	19
Total	$159,920	$35,872	$20,587	$59,418	$100	$740	$276,637

	Real Estate Secured Mortgage Loans
December 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$160,127	$32,022	$20,844	$61,091	$17	$682	$274,783
Special Mention	307	248	-	-	-	-	555
Substandard	685	74	-	783	-	-	1,542
Doubtful	-	-	-	-	-	-	-
Loss	15	2	-	-	-	-	17
Total	$161,134	$32,346	$20,844	$61,874	$17	$682	$276,897

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

	Three Months Ended March 31,
	2015	2014

Net Income	$669,000	$620,000

Weighted Average Shares Issued	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(317,289)	(342,672)
Weighted Average Unearned RRP Shares	(26,002)	(29,302)
Weighted Average Treasury Shares	(3,441,529)	(3,477,514)

Weighted Average Shares Outstanding for Basic EPS	2,560,912	2,496,244

Earnings per Share, Basic	$0.26	$0.25

Weighted Average Shares Outstanding for Basic EPS	2,560,912	2,496,244
Effect of Dilutive Securities	148,668	160,315
Weighted Average Shares Outstanding for Diluted EPS	2,709,580	2,656,559

Earnings per Shares, Diluted	$0.25	$0.23

NOTE 5 – REGULATORY CAPITAL

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

	Actual		Minumum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
March 31, 2015
Core/Leverage Capital	$48,776	14.76%	$13,218	4.00%	$16,524	5.00%
CET1 Capital	48,776	24.18%	9,077	4.50%	13,111	6.50%
Tier 1 Risk-Based Capital	48,776	24.18%	12,102	6.00%	16,136	8.00%
Total Risk-Based Capital	51,141	25.35%	16,136	8.00%	20,171	10.00%

December 31, 2014
Core/Leverage Capital	$48,054	14.46%	$9,970	3.00%	$16,617	5.00%
Tier 1 Risk-Based Capital	48,054	23.79%	8,081	4.00%	12,121	6.00%
Total Risk-Based Capital	50,422	24.96%	16,162	8.00%	20,202	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) isreconciled to its regulatory capital as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)

Capital Under GAAP	$48,867	$48,150
Unrealized Gains on Available-for-Sale Securities	(91)	(96)
Tier 1 Capital and CET1 Capital	48,776	48,054

Allowance for Loan Losses	2,365	2,368
Total Risk-Based Capital	$51,141	$50,422

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

FASB ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upontransfer of a liability in an orderly transaction between market participants at the measurement date and in the principalor most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, FASB ASC 820 expands the disclosure requirements regarding fair value andestablishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on theextent to which inputs used in measuring fair value are observable in the market.  The level in the fair value hierarchy within which a fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. All of the mortgage-backed securities reported at fair value on March 31, 2015, and December 31, 2014, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,272	$-	$2,272	$-
Equity Securities	279	279	-	-
Loans Held-for-Sale	1,046	-	1,046	-

Total	$3,597	$279	$3,318	$-

	Fair Value Measurements
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,458	$-	$2,458	$-
Equity Securities	275	275	-	-
Loans Held-for-Sale	620	-	620	-

Total	$3,353	$275	$3,078	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value wasmade on a recurring basis at March 31, 2015 or December 31, 2014.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at March 31,2015 and December 31, 2014.

	Fair Value Measurements
March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,506	$-	$-	$1,506

Total	$1,506	$-	$-	$1,506

	Fair Value Measurements
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$944	$-	$-	$944

Total	$944	$-	$-	$944

The Company did not record any liabilities at fair market value for which measurement of the fair value wasmade on a non-recurring basis at March 31, 2015 or December 31, 2014.

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practical to estimate.  Included in this disclosure are the methods and significant assumptions used to estimate the fair value of financial instruments.  A detailed description of the valuation methodologies used in estimating the fair value of the financial instruments can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$4,717	$4,717	$5,048	$5,048
Certificates of Deposit	481	483	481	482
Securities	40,465	41,871	42,712	44,002

Loans	276,994	282,212	277,294	281,908
Less Allowance for Loan Losses	(2,365)	(2,365)	(2,368)	(2,368)
Loans, Net of Allowance	274,629	279,847	274,926	279,540

Federal Home Loan Bank Stock	3,300	3,300	3,245	3,245

Financial Liabilities
Deposits	$200,710	$211,853	$193,098	$204,304
Borrowings	65,441	64,776	75,509	74,538

Unrecognized Financial Instruments
Commitments to Extend Credit	$51,504	$51,663	$47,017	$47,154

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2015.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

General

The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for, or recoveries from, the allowance for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets were $330.7 million at March 31, 2015, a decrease of $2.6 million compared to December 31, 2014.  During the first three months of 2015, cash and cash equivalents decreased by $331,000, securities available-for-sale decreased by $182,000 and securities held-to-maturity decreased by $2.1 million.  Net loans receivable were $274.6 million at March 31, 2015, a decrease of $297,000 compared to December 31, 2014.  During the first quarter of 2015, single-family mortgage loans decreased by $1.2 million and commercial real estate loans decreased by $2.5 million, while the outstanding balance of our home equity lines of credit increased by $3.5 million.

Total impaired loans were $1.5 million at March 31, 2015, an increase of $564,000 from December 31, 2014.  At March 31, 2015, our total impaired loans were comprised of three single-family mortgage loans, four home equity loans, and a commercial real estate loan secured by a strip shopping center.  All of our impaired loans were on non-accrual status at March 31, 2015 and at December 31, 2014.  The Bank had no other real estate owned as of March 31, 2015 or December 31, 2014.  Expressed as a percentage of total assets, nonperforming loans and nonperforming assets were 0.46% at March 31, 2015 and 0.29% at December 31, 2014.

Total deposits increased by $7.6 million, to $200.7 million at March 31, 2015 compared to $193.1 million at December 31, 2014.  During the first quarter of 2015, the Bank sourced $8.6 million in deposits from its internet marketing channels.  The resulting increase in deposits led to a decrease in FHLB advances of $10.1 million during the period.  As of March 31, 2015, non-interest bearing deposits were $15.9 million, and interest-bearing deposits were $184.8 million.  Total FHLB advances decreased from $75.5 million at December 31, 2014 to $65.4 million at March 31, 2015.

Total shareholders’ equity was $58.9 million at March 31, 2015, an increase of $549,000 compared to December 31, 2014.  During the first quarter of 2015, total shareholders’ equity was increased by net income of $669,000 and the issuance of 5,000 shares of common stock at a net cost of $62,000 upon the exercise of stock options.  These increases in total shareholders’ equity were partially offset by the payment of a cash dividend of $0.07 per share, or $182,000 in the aggregate.  The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 14.76%, 24.18%, and 25.35%, respectively, at March 31, 2015.

Comparison of Our Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  Net income for the quarter ended March 31, 2015 was $669,000, an increase of $49,000 from the first quarter of 2014.  Diluted earnings per share were $0.25 and $0.23, respectively, for the quarters ended March 31, 2015 and 2014.  Net interest income was $2.7 million during the first quarter of 2015, an increase of $166,000 compared to the first quarter of 2014.  In addition, our provision for loan losses decreased by $29,000, our non-interest income increased by $30,000 and our non-interest expense increased by $161,000 between the respective quarterly periods ended March 31, 2015 and 2014.

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

	Three months Ended March 31,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$274,993	$2,897	4.21%	$248,897	$2,740	4.40%
Mortgage-backed Securities	38,428	281	2.92%	49,204	374	3.04%
Investment Securities	3,158	20	2.53%	3,425	28	3.27%
Other Interest-Earning Assets	6,610	5	0.30%	6,424	4	0.25%
Total Interest-Earning Assets	323,189	3,203	3.96%	307,950	3,146	4.09%

Non-Interest Earning Assets	10,032			9,125

Total Assets	$333,221			$317,075

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$86,417	56	0.26%	$61,377	34	0.22%
Certificates of Deposit	93,741	241	1.03%	124,968	356	1.14%
Total Interest-Bearing Deposits	180,158	297	0.66%	186,345	390	0.84%

Borrowings	72,773	255	1.40%	53,304	271	2.03%
Total Interest-Bearing Liabilities	252,931	552	0.87%	239,649	661	1.10%

Non-Interest Bearing Liabilities	21,635			19,524

Total Liabilities	274,566			259,173

Stockholders' Equity	58,655			57,902

Total Liabilities and Stockholders' Equity	$333,221			$317,075

Net Interest-Earning Assets	$70,258			$68,301

Net Interest Income; Average Interest Rate Spread		$2,651	3.09%		$2,485	2.99%

Net Interest Margin (2)			3.28%			3.23%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			127.78%			128.50%

________________________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income.  Net interest income was approximately $2.7 million during the first quarter of 2015, an increase of $166,000 compared to the first quarter of 2014.  Between the respective quarterly periods, the average yield on our total interest-earning assets declined by 13 basis points and the average cost of our total interest-bearing liabilities decreased 23 basis points resulting in a ten basis point increase in the average interest rate spread.  Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.28% and 3.23%, respectively, for the three month periods ended March 31, 2015, and March 31, 2014.

During the first quarter of 2015, interest income was $3.2 million, an increase of $57,000 compared to the first quarter of 2014.  The average balance of interest earning assets increased by $15.2 million while the average yield on interest-earning assets decreased from 4.09% to 3.96% during the three month period ended March 31, 2015 compared to the same three month period in the prior year.  Interest income on loans receivable was $2.9 million during the first quarter of 2015, with an average outstanding loan balance of $275.0 million and an average yield of 4.21%. In comparison, interest income of $2.7 million was earned on loans receivable with an average balance of $248.9 million and an average yield of 4.40% during the first quarter of 2014.  The average balance of our mortgage-backed securities decreased by $10.8 million, to $38.4 million and interest income on mortgage-backed securities decreased by $93,000, to $281,000, during the first quarter of 2015 compared to the first quarter of 2014.  Interest income on investment securities during the first quarter of 2015 was $20,000, at an average yield of 2.53%, compared to $28,000, at an average yield of 3.27%, during the first quarter of 2014.  Interest income earned on other interest-earning assets was $5,000 and $4,000, respectively, for the quarters ended March 31, 2015 and 2014.

Interest Expense.  Total interest expense was $552,000, with our interest-bearing liabilities having an average cost of 0.87% during the first quarter of 2015, compared to interest expense of $661,000 and an average cost of 1.10% during the first quarter of 2014.  The average rate paid on interest-bearing deposits was 0.66% during the quarter ended March 31, 2015, a decrease of 18 basis points from the quarter ended March 31, 2014.  Interest expense on borrowings was $255,000 at an average cost of 1.40% during the first quarter of 2015, and $271,000 at an average cost of 2.03% during the first quarter of 2014.

Provision for Loan Losses. During the first quarter of 2015, the Company recorded a recovery of provisions for loan losses of $8,000, compared to provisions for loan losses of $21,000 during the first quarter of 2014.  Our allowance for loan losses was $2.4 and $2.2 million, respectively, at March 31, 2015, and 2014. At such dates, our allowance for loan losses was 0.85% and 0.90%, respectively, of total loans receivable.  At March 31, 2015, total non-performing loans and total non-performing assets were $1.5 million, or 0.46% of total assets, compared to $1.9 million, or 0.60% of total assets, at March 31, 2014.

Non-interest Income.  Non-interest income for the first quarter of 2015 was $393,000, an increase of $30,000 from the first quarter of 2014.  Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees, and brokered loan commissions, were $203,000 and $202,000, respectively, during the first quarters of 2015 and 2014.  Gains on the sale of mortgage loans were $175,000 in the first quarter of 2015, an increase of $35,000 comparted to the first quarter of 2014.  Other non-interest income was $15,000 and $21,000, respectively, during the quarterly periods ended March 31, 2015 and 2014.

Non-interest Expense. Total non-interest expense was $2.0 million for the first quarter of 2015, an increase of $161,000 compared to the first quarter of 2014.  Salaries and employee benefits expense increased by $120,000, to $1.3 million, for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  This increase was due to an overall increase in our employee’s base compensation and an increase in the cost of our equity based compensation that are tied to the market price of our common stock.  Occupancy expenses increased by $14,000, to $374,000, during the first quarter of 2015 compared to the first quarter of 2014 due primarily to increased depreciation expense associated with our new Transcontinental branch office.  The Louisiana bank shares tax was $50,000 and $48,000, respectively, and our FDIC deposit insurance premiums were $40,000 and $37,000, respectively, for the quarters ended March 31, 2015 and March 31, 2014.  Advertising expense increased by $5,000 to $69,000, and professional service fees increased by $7,000, to $82,000, between the first quarter of 2015 and the first quarter of 2014.  Other non-interest expenses were $135,000 for the first quarter of 2015, and $137,000 for the first quarter of 2014.

Income Tax Expense. For the quarter ended March 31, 2015, the Company recorded income tax expense of $338,000, an increase of $15,000 from the quarter ended March 31, 2014. This increase in income tax expense was primarily due to an increase in pre-tax income of $64,000 between the respective quarterly periods.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturities of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2015, our cash and cash equivalents amounted to $4.7 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $2.6 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2015, we had certificates of deposit maturing within the next 12 months amounting to $52.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  At March 31, 2015, we had $65.4 million in total borrowings, comprised solely of FHLB advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the Federal Home Loan Bank of Dallas, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances.  At March 31, 2015, the Company had $81.0 million in additional borrowing capacity available through the Federal Home Loan Bank.

The following table summarizes our contractual cash obligations at March 31, 2015.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$97,488	$52,315	$32,073	$13,100	$-
FHLB Advances and Other Borrowings	65,441	18,834	15,702	11,058	19,847
Total Long-Term Debt	162,929	71,149	47,775	24,158	19,847

Operating Lease Obligations	49	44	5	-	-

Total Contractual Obligations	$162,978	$71,193	$47,780	$24,158	$19,847

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” at Part II, Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 1A - Risk Factors.

See “Risk Factors” at pages 30-33 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (SEC File No. 1-33573), which is incorporated herein by reference thereto.

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

LOUISIANA BANCORP, INC.
Date: May 13, 2015	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: May 13, 2015	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer