Form 10-Q
period 2015-06-30
LOUISIANA BANCORP INC
filed 2015-08-13
CIK 1392562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2015, there were 2,902,548 shares of the Registrant’s common stock outstanding.

1

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

LOUISIANA BANCORP, INC.

Consolidated Balance Sheets

	(unaudited) June 30, 2015	December 31, 2014
	(In Thousands)
Assets
Cash and Due from Banks	$2,268	$3,016
Short-Term Interest-Bearing Deposits	8,449	2,032
Total Cash and Cash Equivalents	10,717	5,048

Certificates of Deposit	481	481
Securities Available-for-Sale, at Fair Value (Amortized Cost of $2,063 and $2,422, respectively)	2,355	2,733
Securities Held-to-Maturity, at Amortized Cost (Estimated Fair Value of $36,653 and $41,269, respectively)	35,558	39,979

Loans Held for Sale	2,076	620
Loans Held for Investment	288,769	276,674
Allowance for Loan Loss	(2,492)	(2,368)
Total Loans Receivable	288,353	274,926

Accrued Interest Receivable	936	912
Stock in Federal Home Loan Bank	3,331	3,245
Premises and Equipment, Net	3,245	2,947
Other Assets	3,108	3,075
Total Assets	$348,084	$333,346

Liabilities and Shareholders' Equity
Deposits
Non-Interest-Bearing	$22,488	$16,507
Interest-Bearing	181,671	176,591
Total Deposits	204,159	193,098

Borrowings	77,928	75,509
Advance Payments by Borrowers for Taxes and Insurance	4,062	4,477
Accrued Interest Payable	111	123
Other Liabilities	2,589	1,742
Total Liabilities	288,849	274,949

Commitments and Contigencies	-	-

Shareholders' Equity

Common Stock, $.01 Par Value, 40,000,000 Shares Authorized; 6,345,732 Shares Issued; 2,902,548 and 2,901,592 Outstanding, respectively	63	63
Additional Paid-in-Capital	63,562	63,563
Unearned ESOP Shares	(3,173)	(3,173)
Unearned Recognition and Retention Plan Shares	(317)	(327)
Treasury Stock, at Cost (3,443,184 shares and 3,444,140 shares, respectively)	(49,901)	(49,883)
Retained Earnings	48,808	47,949
Accumulated Other Comprehensive Income	193	205
Total Shareholders' Equity	59,235	58,397

Total Liabilities and Shareholders' Equity	$348,084	$333,346

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except per Share Data)
Interest and Dividend Income
Loans, Including Fees	$3,013	$2,718	$5,910	$5,458
Mortgage Backed Securities	263	349	544	723
Investment Securities	21	14	41	42
Other Interest-Bearing Deposits	4	7	9	11
Total Interest and Dividend Income	3,301	3,088	6,504	6,234

Interest Expense
Deposits	304	392	601	781
Borrowings	244	268	499	539
Total Interest Expense	548	660	1,100	1,320

Net Interest Income	2,753	2,428	5,404	4,914

Provision for Loan Losses	125	44	117	65

Net Interest Income after Provision for Loan Losses	2,628	2,384	5,287	4,849

Non-Interest Income
Customer Service Fees	281	164	484	365
Gain on Sale of Loans	292	182	467	323
Gain on Sale of Securities	-	30	-	30
Gain on Investment in SBIC	5	-	5	7
Other Income	14	19	29	34
Total Non-Interest Income	592	395	985	759

Non-Interest Expense
Salaries and Employee Benefits	1,171	1,143	2,421	2,274
Occupancy Expense	378	379	752	739
Louisiana Bank Shares Tax	49	48	99	96
FDIC Insurance Premium	39	37	79	75
Supplies & Printing	45	42	90	72
Professional Service Fees	448	68	530	143
Net Cost of OREO Operations	-	42	-	45
Advertising Expense	79	83	148	147
Other Expenses	181	150	316	287
Total Non-Interest Expense	2,390	1,992	4,435	3,878

Income Before Income Tax Expense	830	787	1,837	1,730

Income Tax Expense	278	268	616	591

Net Income	$552	$519	$1,221	$1,139

Earnings Per Share
Basic	$0.22	$0.21	$0.48	$0.46
Diluted	$0.20	$0.20	$0.45	$0.43

See accompanying notes to unaudited consolidated financial statements.

4

LOUISIANA BANCORP, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In Thousands)
Net Income	$1,221	$1,139

Other Comprehensive Loss, Net of Tax
Change in Unrealized Gains During the Period	(12)	(19)

Reclassification Adjustment for Gains
Included in Net Income	-	(20)

Total Other Comprehensive Loss	(12)	(39)

Comprehensive Income	$1,209	$1,100

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances at December 31, 2013	$63	$63,533	$(3,427)	$(368)	$(49,651)	$47,550	$239	$57,939
Net Income - Six Months Ended June 30, 2014	-	-	-	-	-	1,139	-	1,139
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(39)	(39)
Dividends Paid	-	-	-	-	-	(252)	-	(252)
Stock Purchased for Treasury	-	-	-	-	(1,178)	-	-	(1,178)
RRP Shares Earned	-	2	-	10	-	-	-	12
Stock Option Expense	-	14	-	-	-	-	-	14

Balances at June 30, 2014	$63	$63,549	$(3,427)	$(358)	$(50,829)	$48,437	$200	$57,635

Balances at December 31, 2014	$63	$63,563	$(3,173)	$(327)	$(49,883)	$47,949	$205	$58,397
Net Income - Six Months Ended June 30, 2015	-	-	-	-	-	1,221	-	1,221
Other Comprehensive Loss, Net of Applicable Deferred Income Taxes	-	-	-	-	-	-	(12)	(12)
Dividends Paid	-	-	-	-	-	(362)	-	(362)
Stock Purchased for Treasury	-	-	-	-	(91)	-	-	(91)
RRP Shares Earned	-	2	-	10	-	-	-	12
Stock Options Exercised	-	(10)	-	-	73	-	-	63
Stock Option Expense	-	7	-	-	-	-	-	7

Balances at June 30, 2015	$63	$63,562	$(3,173)	$(317)	$(49,901)	$48,808	$193	$59,235

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$1,221	$1,139
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	156	136
Provision for Loan Losses	117	65
Net Increase in RRP Shares Earned	12	12
Stock Option Plan Expense	7	14
Net Premium Amortization	35	33
Deferred Income Tax Benefit	(19)	(152)
Gain on Sale of Securities	-	(30)
Gain on Sale of Loans	(467)	(323)
Originations of Loans Held-for-Sale	(24,067)	(8,750)
Proceeds from Sales of Loans Held-for-Sale	22,813	10,597
Net Increase (Decrease) in Loans Held-for-Sale	1,456	(448)
(Decrease) Increase in Accrued Interest Receivable	(25)	11
Impairment of Other Real Estate Owned	-	28
Decrease in Other Assets	(45)	(92)
Decrease in Accrued Interest Payable	(12)	(6)
Increase in Other Liabilities	884	699
Net Cash Provided by Operating Activities	2,066	2,933

Cash Flows from Investing Activities
Purchase of Securities Available-for-Sale	-	(1,500)
Purchase of Securities Held-to-Maturity	-	(2,883)
Proceeds from Maturities of Securities Available-for-Sale	360	4,037
Proceeds from Maturities of Securities Held-to-Maturity	4,385	5,270
Proceeds from Sale of Securities Available-for-Sale	-	80
Net Increase in Loans Receivable	(13,279)	(9,226)
Purchase of Property and Equipment	(453)	(189)
Proceeds from Sale of Foreclosed Assets	-	23
Net Increase in Investment in Federal Home Loan Bank Stock	(86)	(85)
Net Cash Used in Investing Activities	(9,073)	(4,473)

See accompanying notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash Flows from Financing Activities
Increase (Decrease) in Deposits	11,062	(3,870)
Decrease in Advances by Borrowers for Taxes and Insurance	(414)	(356)
Increase in Borrowings	2,418	4,411
Purchase of Treasury stock	(91)	(1,178)
Dividends Paid	(362)	(252)
Proceeds from Exercise of Stock Options	63	-

Net Cash Provided by (Used In) Financing Activities	12,676	(1,245)

Net Increase (Decrease) in Cash and Cash Equivalents	5,669	(2,785)

Cash and Cash Equivalents, Beginning of Year	5,048	6,964

Cash and Cash Equivalents, End of Period	$10,717	$4,179

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:

Interest	$1,113	$1,326

Income Taxes	$696	$466

Loans Transferred to Other Real Estate Owned During the Period	$-	$265

See accompanying notes to unaudited consolidated financial statements.

LOUISIANA BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On June 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Bancorp, Inc. (“Home Bancorp”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Home Bancorp will acquire the Company through a reverse merger of a newly created, wholly-owned subsidiary of Home Bancorp into the Company (the “Merger”). Immediately after the first merger, the Company will merge with and into Home Bancorp, with Home Bancorp being the surviving corporation. Promptly following the completion of the holding company merger, the Bank will merge into Home Bank, N.A., a national bank and wholly-owned subsidiary of Home Bancorp, with Home Bank, N.A. surviving. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, shareholders of the Company will receive $24.25 in cash for each outstanding share of common stock of the Company. The Merger Agreement contains customary representations and warranties from both the Company and Home Bancorp, and each have agreed to customary covenants. Subject to the receipt of all required approvals, including approval by the Company’s shareholders and all required regulatory approvals, and the satisfaction of all other conditions, the Merger is expected to be completed in the fourth quarter of 2015. The Merger Agreement contains certain termination rights for the Company and Home Bancorp, as the case may be.

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

The Company held no trading securities as of June 30, 2015 or December 31, 2014.

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

NOTE 2 – SECURITIES

A summary of securities classified as available-for-sale at June 30, 2015 and December 31, 2014, with gross unrealized gains and losses, follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,207	92	-	1,299
FHLMC	722	52	-	774
	1,930	144	-	2,074
Equity Securities	133	148	-	281

Total	$2,063	$292	$-	$2,355

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Available-for-Sale
Mortgage-Backed Securities
GNMA	$1	$-	$-	$1
FNMA	1,426	106	-	1,532
FHLMC	862	63	-	925
	2,289	169	-	2,458
Equity Securities	133	142	-	275

Total	$2,422	$311	$-	$2,733

A summary of securities classified as held-to-maturity at June 30, 2015 and December 31, 2014, with gross unrealized gains and losses, follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,237	$76	$-	$2,313
FNMA	12,271	557	-	12,828
FHLMC	3,938	358	-	4,296
	18,446	991	-	19,437

Collateralized Mortgage Obligations
FNMA	6,315	30	-	6,345
FHLMC	7,918	76	-	7,994
	14,233	106	-	14,339

Municipal Bond Obligations
General Obligation Bonds	2,879	23	(25)	2,877
Total	$35,558	$1,120	$(25)	$36,653

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities Held-to-Maturity
Mortgage-Backed Securities
GNMA	$2,426	$85	$-	$2,511
FNMA	13,989	667	-	14,656
FHLMC	4,572	427	-	4,999
	20,987	1,179	-	22,166

Collateralized Mortgage Obligations
FNMA	7,162	5	(12)	7,155
FHLMC	8,949	58	-	9,007
	16,111	63	(12)	16,162

Municipal Bond Obligations
General Obligation Bonds	2,881	60	-	2,941
Total	$39,979	$1,302	$(12)	$41,269

The following table reflects the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity, and of our equity securities (which do not have maturities), as of June 30, 2015. Actual maturities will differ from contractual maturities because borrowers have the right to put or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Amounts Maturing in:
Less than One Year	$-	$-	$-	$-
One to Five Years	891	941	1,492	1,562
Five to Ten Years	1,039	1,133	2,871	3,072
Over Ten Years	-	-	31,195	32,019
	1,930	2,074	35,558	36,653

Equity Securities	133	281	-	-

Total	$2,063	$2,355	$35,558	$36,653

At June 30, 2015 and December 31, 2014, the Company held no available-for-sale securities that had unrealized losses. The following table reflects our held-to-maturity securities with unrealized losses at June 30, 2015 and December 31, 2014.

	Held-to-Maturity
	Losses Less Than 12 Months		Losses Greater Than 12 Months
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
June 30, 2015

Collateralized Mortgage Obligations
FNMA	$-	$-	$-	$-
FHLMC	-	-	-	-
	-	-	-	-
Municipal Obligations
General Obligation Bonds	25	1,181	-	-
Total	$25	$1,181	$-	$-

December 31, 2014

Collateralized Mortgage Obligations
FNMA	$12	$4,776	$-	$-
FHLMC	-	-	-	-
	12	4,776	-	-

Municipal Obligations
General Obligation Bonds	-	-
Total	$12	$4,776	$-	$-

NOTE 3 – LOANS

The following table summarizes the composition of our total net loans receivable:

	June 30, 2015	December 31, 2014
	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$163,044	$161,134
Home Equity Loans and Lines	38,867	32,346
Multi-family Residential	22,174	20,844
Commercial Real Estate	65,374	61,874
Land	99	17

Total Loans Secured by Real Estate	289,558	276,215

Consumer and Other Loans
Loans Secured by Deposits	382	350
Other	504	332

Total Consumer and Other Loans	886	682

Less:
Allowance for Loan Losses	(2,492)	(2,368)
Net Deferred Loan Origination Fees/Costs	401	397

Total Loans, Net	$288,353	$274,926

A summary of our current, past due and nonaccrual loans as of June 30, 2015 and December 31, 2014 follows:

June 30, 2015	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(In Thousands)
1-4 Family Residential	$-	$-	$696	$696	$162,348	$163,044
Home Equity Loans and Lines	14	-	84	98	38,769	38,867
Multi-family Residential	-	-	-	-	22,174	22,174
Commercial Real Estate	-	-	719	719	64,655	65,374
Land	-	-	-	-	99	99
Consumer and Other Loans	-	-	5	5	881	886

Total	$14	$-	$1,504	$1,518	$288,926	$290,444

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current Loans	Total Loans
Real Estate Secured Loans	(in Thousands)
1-4 Family Residential	$807	$-	$102	$909	$160,225	$161,134
Home Equity Loans and Lines	18	-	76	94	32,252	32,346
Multi-family Residential	-	-	-	-	20,844	20,844
Commercial Real Estate	-	-	783	783	61,091	61,874
Land	-	-	-	-	17	17
Consumer and Other Loans	-	-	-	-	682	682

Total	$825	$-	$961	$1,786	$275,111	$276,897

An analysis of the allowance for loan losses follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In Thousands)

Balance, Beginning of Period	$2,368	$2,221
Provision for Loan Losses	117	189
Charge-Offs	(14)	(113)
Loan Recoveries	21	71
Balance, End of Period	$2,492	$2,368

The following table details the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and June 30, 2014.

	Real Estate Secured Mortgage Loans
June 30, 2015	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,326	$288	$184	$563	$1	$6	$2,368
Provision for Loan Losses	1	62	10	31	-	13	117
Charge-Offs	-	(2)	-	-	-	(12)	(14)
Recoveries of prior charge-offs	7	9	-	-	-	5	21

Balance, End of Period	$1,334	$357	$194	$594	$1	$12	$2,492

Ending Balance Allocated to:
Loans individually evaluated for impairment	$15	$10	$-	$-	$-	$5	$30
Loans collectively evaluated for impairment	1,319	347	194	594	1	7	2,462
	$1,334	$357	$194	$594	$1	$12	$2,492

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$696	$84	$-	$719	$-	$5	$1,504
Loans collectively evaluated for impairment	162,348	38,783	22,174	64,655	99	881	288,940
	$163,044	$38,867	$22,174	$65,374	$99	$886	$290,444

	Real Estate Secured Mortgage Loans
June 30, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
	(In Thousands)
Balance, Beginning of Year	$1,126	$253	$190	$642	$2	$8	$2,221
Provision for Loan Losses	51	31	(12)	(1)	(1)	(3)	65
Charge-Offs	-	(1)	-	(99)	-	(9)	(109)
Recoveries of prior charge-offs	7	3	-	-	-	11	21

Balance, End of Period	$1,184	$286	$178	$542	$1	$7	$2,198

Ending Balance Allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	1,184	286	178	542	1	7	2,198
	$1,184	$286	$178	$542	$1	$7	$2,198

Ending Loan Balance Disaggregated by Evaluation Method
Loans individually evaluated for impairment	$112	$95	$-	$847	$-	$-	$1,054
Loans collectively evaluated for impairment	145,265	31,843	20,190	58,053	18	852	256,221
	$145,377	$31,938	$20,190	$58,900	$18	$852	$257,275

A summary of the loans evaluated for possible impairment follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Impaired Loans Requiring a Loss Allowance	$133	$111
Impaired Loans not Requiring a Loss Allowance	1,371	850

Total Impaired Loans	$1,504	$961

Loss Allowance on Impaired Loans	$30	$17

At June 30, 2015 and December 31, 2014, all impaired loans were on nonaccrual status. The Bank did not hold any renegotiated loans on these dates. The amount of foregone interest on nonaccrual loans at June 30, 2015 and December 31, 2014, was approximately $38,000 and $9,000, respectively.

The following table summarizes our impaired loans by portfolio segment as of the dates indicated.

As of June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$604	$604	$-	$606	$-
Home Equity Loans and Lines	48	48	-	44	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	719	719	-	735	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$1,371	$1,371	$-	$1,385	$-

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$92	$92	$15	$92	$-
Home Equity Loans and Lines	36	36	10	36	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-
Land	-	-	-	-	-
Consumer and Other Loans	5	5	5	3	-

Total	$133	$133	$30	$131	$-

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$696	$696	$15	$698	$-
Home Equity Loans and Lines	84	84	10	80	-
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	719	719	-	735	-
Land	-	-	-	-	-
Consumer and Other Loans	5	5	5	3	-

Total	$1,504	$1,504	$30	$1,516	$-

As of December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized
Impaired loans with no related allowance:	(In Thousands)
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$10	$10	$-	$53	$-
Home Equity Loans and Lines	57	57	-	70	4
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	953	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$850	$850	$-	$1,076	$4

Impaired loans with a related allowance:
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$92	$92	$15	$18	$1
Home Equity Loans and Lines	19	19	2	4	1
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	-	-	-	40	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$111	$111	$17	$62	$2

Total Impaired Loans
Loans Secured by Mortgages on Real Estate
1-4 Family Residential	$102	$102	$15	$71	$1
Home Equity Loans and Lines	76	76	2	74	5
Multi-family Residential	-	-	-	-	-
Commercial Real Estate	783	783	-	993	-
Land	-	-	-	-	-
Consumer and Other Loans	-	-	-	-	-

Total	$961	$961	$17	$1,138	$6

      The following table summarizes the credit grades assigned by the Company to our loan portfolio as of June 30, 2015 and December 31, 2014. Additional information related to the criteria used to assess these risk ratings can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These balances are presented gross of any allowance for loan loss.

	Real Estate Secured Mortgage Loans
June 30, 2015	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$162,348	$38,783	$22,174	$64,655	$99	$881	$288,940
Special Mention	-	-	-	-	-	-	-
Substandard	681	74	-	719	-	-	1,474
Doubtful	-	-	-	-	-	-	-
Loss	15	10	-	-	-	5	30
Total	$163,044	$38,867	$22,174	$65,374	$99	$886	$290,444

	Real Estate Secured Mortgage Loans
December 31, 2014	1-4 Family Residential	Home Equity Loans/Lines	Multi-Family Residential	Commercial	Land	Consumer and Other	Total
Credit Classification:	(In Thousands)
Pass	$160,127	$32,022	$20,844	$61,091	$17	$682	$274,783
Special Mention	307	248	-	-	-	-	555
Substandard	685	74	-	783	-	-	1,542
Doubtful	-	-	-	-	-	-	-
Loss	15	2	-	-	-	-	17
Total	$161,134	$32,346	$20,844	$61,874	$17	$682	$276,897

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$552,000	$519,000	$1,221,000	$1,139,000

Weighted Average Shares Issued	6,345,732	6,345,732	6,345,732	6,345,732
Weighted Average Unearned ESOP Shares	(317,289)	(342,672)	(317,289)	(342,672)
Weighted Average Unearned RRP Shares	(25,598)	(28,898)	(25,799)	(29,099)
Weighted Average Treasury Shares	(3,441,661)	(3,501,464)	(3,441,595)	(3,489,556)

Weighted Average Shares Outstanding for Basic EPS	2,561,184	2,472,698	2,561,049	2,484,405

Earnings per Share, Basic	$0.22	$0.21	$0.48	$0.46

Weighted Average Shares Outstanding for Basic EPS	2,561,184	2,472,698	2,561,049	2,484,405
Effect of Dilutive Securities	144,176	174,790	146,422	167,552
Weighted Average Shares Outstanding for Diluted EPS	2,705,360	2,647,488	2,707,471	2,651,957

Earnings per Share, Diluted	$0.20	$0.20	$0.45	$0.43

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

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

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

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

	Actual		Minimum for Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2015
Core/Leverage Capital	$49,650	14.88%	$13,348	4.00%	$16,685	5.00%
CET1 Capital	49,650	23.30%	9,588	4.50%	13,849	6.50%
Tier 1 Risk-Based Capital	49,650	23.30%	12,783	6.00%	17,045	8.00%
Total Risk-Based Capital	52,142	24.47%	17,045	8.00%	21,306	10.00%

December 31, 2014
Core/Leverage Capital	$48,054	14.46%	$9,970	3.00%	$16,617	5.00%
Tier 1 Risk-Based Capital	48,054	23.79%	8,081	4.00%	12,121	6.00%
Total Risk-Based Capital	50,422	24.96%	16,162	8.00%	20,202	10.00%

The Bank’s capital under accounting principles generally accepted in the United States (“GAAP”) is reconciled to its regulatory capital as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Capital Under GAAP	$49,733	$48,150
Unrealized Gains on Available-for-Sale Securities	(83)	(96)
Tier 1 Capital and CET1 Capital	49,650	48,054

Allowance for Loan Losses	2,492	2,368
Total Risk-Based Capital	$52,142	$50,422

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. All of the mortgage-backed securities reported at fair value on June 30, 2015, and December 31, 2014, were secured by first mortgage loans on residential real estate.

	Fair Value Measurements
June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,074	$-	$2,074	$-
Equity Securities	281	281	-	-
Loans Held-for-Sale	2,076	-	2,076	-

Total	$4,431	$281	$4,150	$-

	Fair Value Measurements
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Available-for-Sale Securities
Mortgage-Backed Securities	$2,458	$-	$2,458	$-
Equity Securities	275	275	-	-
Loans Held-for-Sale	620	-	620	-

Total	$3,353	$275	$3,078	$-

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2015 or December 31, 2014.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

	Fair Value Measurements
June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$1,474	$-	$-	$1,474

Total	$1,474	$-	$-	$1,474

	Fair Value Measurements
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(In Thousands)
Impaired Loans, Net of Allowance	$944	$-	$-	$944

Total	$944	$-	$-	$944

The Company did not record any liabilities at fair market value for which measurement of the fair value was made on a non-recurring basis at June 30, 2015 or December 31, 2014.

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$10,717	$10,717	$5,048	$5,048
Certificates of Deposit	481	478	481	482
Securities	37,913	39,008	42,712	44,002

Loans	290,844	295,254	277,294	281,908
Less Allowance for Loan Losses	(2,492)	(2,492)	(2,368)	(2,368)
Loans, Net of Allowance	288,352	292,762	274,926	279,540

Federal Home Loan Bank Stock	3,331	3,331	3,245	3,245

Financial Liabilities
Deposits	$204,159	$205,333	$193,098	$204,304
Borrowings	77,928	77,669	75,509	74,538

Unrecognized Financial Instruments
Commitments to Extend Credit	$43,030	$43,132	$47,017	$47,154

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2015. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

On June 18, 2015, the Company announced the signing of a definitive Agreement and Plan of Merger with Home Bancorp, Inc. (“Home Bancorp”) under which Home Bancorp will acquire all outstanding shares of common stock of the Company in a cash transaction whereby shareholders of the Company will be entitled to receive $24.25 in cash for each share of common stock they own. For further information on the Company’s proposed merger with Home Bancorp, see Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 herein.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets were $348.1 million at June 30, 2015, an increase of $14.7 million compared to December 31, 2014. During the first six months of 2015, cash and cash equivalents increased by $5.7 million, securities available-for-sale decreased by $378,000 and securities held-to-maturity decreased by $4.4 million. Net loans receivable were $288.4 million at June 30, 2015, an increase of $13.4 million compared to December 31, 2014. During the first six months of 2015, single-family mortgage loans increased by $1.9 million, home equity loans and lines of credit increased by $6.5 million, mortgage loans secured by multifamily properties increased by $1.3 million, and mortgage loans secured by commercial real estate increased by $3.5 million.

Total impaired loans were $1.5 million at June 30, 2015, an increase of $543,000 compared to December 31, 2014. At each of these dates our total impaired loans were comprised solely of nonaccrual loans. Additionally, as of each of these dates, we held no other real estate owned. Total non-performing loans expressed as a percentage of total loans were 0.53% and 0.35%, respectively, and total non-performing assets expressed as a percentage of total assets were 0.43% and 0.29% respectively, as of June 30, 2015 and December 31, 2014.

During the first six months of 2015, total deposits increased by $11.1 million, to $204.2 million at June 30, 2015 compared to $193.1 million at December 31, 2014. Total noninterest-bearing deposit accounts increased by $6.0 million and total interest-bearing deposit accounts increased by $5.1 million during this time. The growth in noninterest-bearing deposits was attributed to our direct marketing efforts in the areas surrounding our branch locations, while the increase in interest-bearing accounts was attributed to internet marketing efforts. FHLB advances were $77.9 million at June 30, 2015, an increase of $2.4 million compared to December 31, 2014.

Total shareholders’ equity was $59.2 million at June 30, 2015, an increase of $838,000 compared to December 31, 2014. During the first six months of 2015, total shareholders’ equity was increased by net income of $1.2 million and the issuance of 5,000 shares at a net cost of $63,000 upon the exercise of stock options. These increases were partially offset by the payment of two quarterly cash dividends of $0.07 per share, or $362,000 in the aggregate. The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital were 14.88%, 23.30%, and 24.47%, respectively, at June 30, 2015.

Comparison of Our Operating Results for the Three Months and Six Months Ended June 30, 2015 and 2014

General. Net income for the quarter ended June 30, 2015 was $552,000, or $0.20 per diluted share, an increase of $33,000 from the second quarter of 2014. Net interest income was $2.8 million during the second quarter of 2015, an increase of $325,000 compared to the second quarter of 2014. In addition, our non-interest income increased by $197,000 in the second quarter of 2015 compared to the second quarter of 2014. These increases were partially offset by an $81,000 increase in our provision for loan losses and a $398,000 increase in our non-interest expense between the respective quarterly periods ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, the Company reported net income of $1.2 million, or $0.45 per diluted share, an increase of $82,000 compared to the six months ended June 30, 2014. Net interest income was $5.4 million for the six months ended June 30, 2015, an increase of $490,000 compared to the six months ended June 30, 2014. Our average interest rate spread was 3.12% and 2.94%, respectively, and our net interest margin was 3.31% and 3.19%, respectively, for the six month periods ended June 30, 2015 and 2014. Non-interest income increased by $226,000 to $985,000 while non-interest expense increased by $557,000 to $4.4 million during the first six months of 2015 compared to the first six months of 2014.

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

	Three months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$282,237	$3,013	4.27%	$250,783	$2,718	4.34%
Mortgage-backed Securities	35,996	263	2.92%	47,337	349	2.95%
Investment Securities	3,161	21	2.66%	1,501	14	3.73%
Other Interest-Earning Assets	7,423	4	0.22%	8,226	7	0.34%
Total Interest-Earning Assets	328,817	3,301	4.02%	307,847	3,088	4.01%

Non-Interest Earning Assets	9,173			8,796

Total Assets	$337,990			$316,643

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$88,442	57	0.26%	$62,454	36	0.23%
Certificates of Deposit	95,593	247	1.03%	122,518	356	1.16%
Total Interest-Bearing Deposits	184,035	304	0.66%	184,972	392	0.85%

Borrowings	70,762	244	1.38%	52,848	268	2.03%
Total Interest-Bearing Liabilities	254,797	548	0.86%	237,820	660	1.11%

Non-Interest Bearing Liabilities	24,071			21,006

Total Liabilities	278,868			258,826

Stockholders' Equity	59,122			57,817

Total Liabilities and Stockholders' Equity	$337,990			$316,643

Net Interest-Earning Assets	$74,020			$70,027

Net Interest Income; Average Interest Rate Spread		$2,753	3.16%		$2,428	2.90%

Net Interest Margin (2)			3.35%			3.15%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			129.05%			129.45%

________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six months Ended June 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans Receivable (1)	$279,190	$5,910	4.23%	$250,154	$5,458	4.36%
Mortgage-backed Securities	37,198	544	2.92%	48,349	723	2.99%
Investment Securities	3,160	41	2.59%	2,273	42	3.70%
Other Interest-Earning Assets	7,114	9	0.25%	7,278	11	0.30%
Total Interest-Earning Assets	326,662	6,504	3.98%	308,054	6,234	4.05%

Non-Interest Earning Assets	9,638			8,903

Total Assets	$336,300			$316,957

Interest-Bearing Liabilities:
Passbook, Checking and Money Market Accounts	$87,447	113	0.26%	$61,905	70	0.23%
Certificates of Deposit	94,264	488	1.04%	123,610	711	1.15%
Total Interest-Bearing Deposits	181,711	601	0.66%	185,515	781	0.84%

Borrowings	72,671	499	1.37%	53,384	539	2.02%
Total Interest-Bearing Liabilities	254,382	1,100	0.86%	238,899	1,320	1.11%

Non-Interest Bearing Liabilities	23,038			20,220

Total Liabilities	277,420			259,119

Stockholders' Equity	58,880			57,838

Total Liabilities and Stockholders' Equity	$336,300			$316,957

Net Interest-Earning Assets	$72,280			$69,155

Net Interest Income; Average Interest Rate Spread		$5,404	3.12%		$4,914	2.94%

Net Interest Margin (2)			3.31%			3.19%

Average Interest-Earning Assets to Average Interest-Bearing Liabilities			128.41%			128.95%

________________________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees/costs and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Interest Income. Net interest income was approximately $2.8 million during the second quarter of 2015, an increase of $325,000 compared to the second quarter of 2014. Between the respective quarterly periods, the average yield on our total interest-earning assets increased by one basis point and the average cost of our total interest-bearing liabilities decreased 25 basis points resulting in a 26 basis point increase in the average interest rate spread. Our net interest margin, which expresses net interest income as a percentage of average interest-earning assets, was 3.35% and 3.15%, respectively, for the three month periods ended June 30, 2015, and June 30, 2014. Interest income of $3.3 million was generated during the second quarter of 2015 on average interest-earning assets of $328.8 million compared to interest income of $3.1 million generated during the second quarter of 2014 on average interest-earning assets of $307.8 million. The change in the average balance of interest-earnings was primarily due to a $31.5 million increase in the average balance of loans receivable, which was partially offset by an $11.3 million decrease in the average balance of our mortgage-backed securities.

During the first six months of 2015, the Company reported net interest income of $5.4 million and a net interest spread of 3.12% compared to net interest income of $4.9 million and a net interest spread of 2.94% during the first six months of 2014. Interest income was $6.5 million and $6.2 million, respectively, for the six months ended June 30, 2015 and 2014. Average interest-earning assets were $326.7 million with an average yield of 3.98% during the first six months of 2015 compared to $308.1 million with an average yield of 4.05% during the first six months of 2014. The net increase in interest-earning assets of $18.6 million was due to a $29.0 million increase in the average balance of loans receivable which was partially offset by an $11.2 million decrease in the average balance of mortgage-backed securities.

Interest Expense. Total interest expense was $548,000, with our interest-bearing liabilities having an average cost of 0.86% during the second quarter of 2015, compared to interest expense of $660,000 at an average cost of 1.11% during the second quarter of 2014. The average rate paid on interest-bearing deposits was 0.66% during the quarter ended June 30, 2015, a decrease of 19 basis points from the quarter ended June 30, 2014. Interest expense on borrowings was $244,000 at an average cost of 1.38% during the second quarter of 2015, and $268,000 at an average cost of 2.03% during the second quarter of 2014.

For the six month period ended June 30, 2015, total interest expense was $1.1 million, a decrease of $220,000 compared to the six month period ended June 30, 2014. Average interest-bearing liabilities were $254.4 million with an average cost of 0.86% during the first six months of 2015 compared to average interest-bearing liabilities of $238.9 million at an average cost of 1.11% during the first six months of 2014.

Provision for Loan Losses. During the second quarter of 2015, the Company recorded provisions for loan losses of $125,000, compared to provisions for loan losses of $44,000 during the second quarter of 2014. Our allowance for loan losses was $2.5 million and $2.2 million, respectively, at June 30, 2015 and 2014. At such dates, our allowance for loan losses was 0.86% and 0.85%, respectively, of total loans receivable.

During the six month periods ended June 30, 2015 and June 30, 2014, the Company reported provisions for loan losses of $117,000 and $65,000, respectively. At June 30, 2015, total non-performing assets were $1.5 million, or 0.43% of total assets, compared to $1.8 million, or 0.58% of total assets, at June 30, 2014.

Non-interest Income. Non-interest income for the second quarter of 2015 was $592,000, an increase of $197,000 from the second quarter of 2014. Our customer service fees, which are primarily comprised of fees earned on transaction accounts, loan servicing fees and brokered loan commissions, were $281,000 and $164,000, respectively, during the second quarters of 2015 and 2014. Gains on the sale of mortgage loans were $292,000 in the second quarter of 2015, an increase of $110,000 compared to the second quarter of 2014. During the second quarter of 2015, the Company reported a gain of $5,000 on an equity investment in a small business investment company (“SBIC”). There was no such gain reported in the second quarter of 2014. Other non-interest income was $14,000 and $19,000, respectively, during the quarterly periods ended June 30, 2015 and 2014.

For the six month period ended June 30, 2015, total non-interest income was $985,000, an increase of $226,000 compared to the six month period ended June 30, 2014. The variance between the respective six month periods was primarily due to a $119,000 increase in our customer service fees and a $144,000 increase in gains on the sale of loans, which were partially offset by a $30,000 decrease in gains on the sale of securities. Additionally, gains on our SBIC investment decreased by $2,000 and other non-interest income decreased by $5,000 between the respective six month periods ended June 30, 2015 and 2014.

Non-interest Expense. Total non-interest expense was $2.4 million for the second quarter of 2015, an increase of $398,000 compared to the second quarter of 2014. Salaries and employee benefits expense increased by $28,000, to $1.2 million, for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. This increase was due to an overall increase in our employees’ base compensation together with an increase in equity based compensation. Occupancy expenses decreased by $1,000 and advertising costs decreased by $4,000, while our Louisiana bank shares tax increased by $1,000, our FDIC insurance premiums increased by $2,000, and our supplies and printing expenses increased by $3,000 between the respective quarters ended June 30, 2015 and 2014. During the second quarter of 2014, the Company reported $42,000 in cost associated with its OREO operations. There were no such OREO costs reported during the second quarter of 2015. Professional fees were $448,000 during the second quarter of 2015, an increase of $380,000 compared to the second quarter of 2014. This increase in professional fees was due to legal and investment banking fees incurred in connection with the proposed merger transaction with Home Bancorp, Inc. Other non-interest expenses were $181,000 and $150,000, respectively for the quarters ended June 30, 2015 and June 30, 2014.

Non-interest expense for the first six months of 2015 was $4.4 million, an increase of $557,000 compared to the first six months of 2014. The primary drivers of the increase in non-interest expense between the respective six month periods were a $147,000 increase in salaries and employee benefit expense and a $387,000 increase in professional fees. The increase in salaries and employee benefit expense was due to an increase in incentive compensation paid on loan originations, an increase in our overall base compensation and an increase in our equity based compensation. The increase in professional fees was primarily due to legal and investment banking expenses associated with the proposed merger with Home Bancorp, Inc. The remaining non-interest expense categories increased in the aggregate by $23,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Income Tax Expense. For the quarter ended June 30, 2015, the Company recorded income tax expense of $278,000, an increase of $10,000 from the quarter ended June 30, 2014. This increase in income tax expense was primarily due to an increase in pre-tax income of $43,000 between the respective quarterly periods.

Income tax expense was $616,000 on pre-tax income of $1.8 million during the first six months of 2015 compared to income tax expense of $591,000 on pre-tax income of $1.7 million during the first six months of 2014.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturities of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2015, our cash and cash equivalents amounted to $10.7 million. In addition, at such date our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $2.4 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2015, we had certificates of deposit maturing within the next 12 months amounting to $47.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. At June 30, 2015, we had $77.9 million in total borrowings, comprised solely of Federal Home Loan Bank (the “FHLB”) advances.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. As a member of the FHLB, we pledge residential mortgage loans and mortgage-backed securities as collateral for advances. At June 30, 2015, the Company had $64.8 million in additional borrowing capacity available through the FHLB.

The following table summarizes our contractual cash obligations at June 30, 2015.

	Payments Due by Period
			More Than	More Than
			1 Year	3 Years	More Than
	Total	To 1 Year	to 3 Years	to 5 Years	5 Years
	(Dollars In Thousands)

Certificates of Deposit	$92,926	$47,385	$30,810	$14,731	$-
FHLB Advances and Other Borrowings	77,928	33,828	13,295	29,888	917
Total Long-Term Debt	170,854	81,213	44,105	44,619	917

Operating Lease Obligations	38	35	3	-	-

Total Contractual Obligations	$170,892	$81,248	$44,108	$44,619	$917

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

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the Plan
Period	Purchased	per Share	Plan or Program	or Program (1)

April 1 - April 30, 2015	176	$22.45	176	58,453
May 1 - May 31, 2015	3,868	22.45	-	-
June 1 - June 30, 2015	-	-	-	-
Total	4,044	$22.45	176

(1)	On May 1, 2015, the Company’s most recently authorized repurchase plan expired with 58,453 shares remaining to be acquired. The shares repurchased in May 2015 were to facilitate a cash distribution request from former employee participants in the Company’s ESOP.

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

LOUISIANA BANCORP, INC.
Date: August 13, 2015	By:	/s/Lawrence J. LeBon, III
Lawrence J. LeBon, III
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/John LeBlanc
John LeBlanc
Executive Vice President and Chief Financial Officer

